Form 10QSB
period 1999-09-30
POPSTAR COMMUNICATIONS INC
filed 1999-12-17
CIK 1093685

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)
     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE  QUARTERLY PERIOD  ENDED SEPTEMBER 30,
            1999
     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

     Commission file number 0-27213

                           POPSTAR COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 NEVADA                                   88-0385920
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                               107 EAST 3RD AVENUE
                          VANCOUVER, BC CANADA V5T 1C7
               (Address of Principal Executive Offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (604) 872-6608

                                       N/A
    (Former name, former address and former fiscal year, if changed since last report)
                                   ___________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [   ]  No  [ X ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

  Title of each class of Common Stock          Outstanding at November 30, 1999
  -----------------------------------          --------------------------------
    Common Stock, $0.001 par value                        17,067,500


Transitional Small Business Disclosure Format
(Check  one);

Yes  [  ]  No  [ X ]

INDEX

                           POPSTAR COMMUNICATIONS, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets at September 30, 1999 (Unaudited) and December 31, 1998

          Statements of Operations (Unaudited) Three months ended September 30,
            1999 and 1998 and Nine months ended September 30, 1999 and 1998

          Statements of Cash Flows (Unaudited) Nine months ended September 30,
            1999 and 1998

          Notes to Interim Financial Statements (Unaudited)

Item 2.   Plan of Operations

PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings

Item  2.  Changes in Securities

Item  3.  Defaults Upon Senior Securities

Item  4.  Submission of Matters to a Vote of Security Holders

Item  5.  Other Information

Item  6.  Exhibits and Reports on Form  8-K

ITEM  1.  FINANCIAL STATEMENTS

POPSTAR  COMMUNICATIONS,  INC.
(A  Development  Stage  Company)

Consolidated  Balance  Sheet
(Expressed  in  U.S.  Dollars)


                                                             September 30,    December 31,
                                                                     1999            1998
                                                               (unaudited)
                                                           -------------------------------
Assets

Current assets:
  Cash                                                     $      151,859   $           -
  Note receivable from a common controlled company (note 3)     1,000,000               -
  Organization costs                                                    -             108
  Prepaid expenses                                                    393               -
                                                           -------------------------------
Total current assets                                       $    1,152,252   $         108

Capital assets                                             $        3,342   $           -
                                                           ==============================
Total assets                                               $    1,155,594   $         108
                                                           ==============================

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                 $      139,116   $           -
  Payable to common controlled companies (note 4)                 390,776               -
  Officers' advances                                                2,517           2,392
                                                           ------------------------------
Total current liabilities                                         532,409           2,392

Shareholders' equity:
Capital stock (note 5)                                          2,136,232           5,800
Deficit                                                        (1,513,047)         (8,084)
                                                           -------------------------------
Total shareholders' equity/(deficit)                              623,185          (2,284)

Going concern (note 1)
Commitment (note 8)
Contingency (note 9)
Subsequent event (note 10)


Total liabilities and shareholders' equity                 $    1,155,594   $         108
                                                           ==============================

               See  accompanying  notes  to  interim financial  statements


POPSTAR  COMMUNICATIONS,  INC.
(A  Development  Stage  Company)

Consolidated  Statement  of  Operations  and  Deficit  (Unaudited)

(Expressed  in  U.S.  Dollars)


                                     Three months         Three months         Nine months       Nine months
                                            ended                ended               ended             ended
                                     September 30,        September 30,       September 30,     September 30,
                                             1999                 1998                1999              1998
-------------------------------------------------------------------------------------------------------------
Revenues:
  Interest income (note 3)           $     21,032       $            -       $      40,958     $           -
  Other income                              3,452                    -               3,452                 -
-------------------------------------------------------------------------------------------------------------
Total revenues                             24,484                    -              44,410                 -

Expenses:
  Accounting fees                           1,500                    -              10,500                 -
  Amortization                                 86                   18                  86                54
  Bank interest and charges                 1,055                    -               2,353                 -
  Commission                                    -                    -              72,917                 -
  Foreign exchange loss                      (202)                   -                 386                 -
  Legal and professional fees              52,761                  518             279,824             1,554
  License fee (note 6(a))                 100,000                    -             289,247                 -
  Management fee                                -                    -               1,950                 -
  Office (note 6(b))                       80,924                    -              91,487                 -
  Rent                                      9,268                    -              20,049                 -
  Salaries and wages                       47,413                    -              76,667                 -
  Sales and marketing fees (note 6(b))     32,577                    -              32,577                 -
  Software development (note 6(b))        127,244                    -             628,312                 -
  Travel and entertainment (note 6(b))     30,595                    -              45,127                 -
-------------------------------------------------------------------------------------------------------------
Total expenses                            483,222                  536           1,551,483             1,608
-------------------------------------------------------------------------------------------------------------
Net loss                                  458,738                  536           1,507,074             1,608
-------------------------------------------------------------------------------------------------------------
Basic and diluted loss per weighted
 share (note 2(e))                   $       0.03       $            -               $0.22    $            -
-------------------------------------------------------------------------------------------------------------
Weighted average number of common
 shares outstanding                    13,748,940            3,400,000           6,887,555         3,400,000

               See  accompanying  notes  to  interim financial  statements


POPSTAR  COMMUNICATIONS,  INC.
(A  Development  Stage  Company)

Consolidated  Statement  of  Cash  Flows  (Unaudited)
(Expressed  in  U.S.  Dollars)


                                                     Nine months      Nine months
                                                           ended            ended
                                                    September 30,    September 30,
                                                            1999             1998
                                                  --------------------------------
Cash flows from operating activities:
  Net loss                                        $   (1,540,963)  $       (1,608)
  Amortization                                                86               54
  Changes in non-cash operating working capital          138,831                -
                                                  --------------------------------
                                                      (1,366,045)          (1,554)

Cash flows from financing activities:
  Note receivable from a common controlled company    (1,000,000)               -
  Payable to common controlled companies                 390,776                -
  Officers' advances                                         125            1,554
  Issuance of capital stock                            2,130,432                -
                                                  --------------------------------
                                                       1,521,333                -

Purchase of capital assets:
  Purchase of capital assets                              (3,428)               -
                                                  --------------------------------
Increase/(decrease) in cash                              151,859                -

Cash, beginning of period                                      -                -
                                                  --------------------------------
Cash, end of period                               $      151,859   $            -
                                                  --------------------------------

               See  accompanying  notes  to  interim financial  statements

                            POPSTAR COMMUNICATIONS, INC.
                           (A Development Stage Company)

Notes  to  Interim  Financial  Statements
(Expressed  in  U.S.  Dollars)

Nine  months  ended  September  30,  1999  (unaudited)
--------------------------------------------------------------------------------

The Company was incorporated on June 19, 1995 under the laws of the State of Nevada as Cherokee Leather, Inc. On May 17, 1999 the Company changed its name to POPstar Communications, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development stage company.
In the opinion of Management, the accompanying unaudited financial statements of the Company contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of September 30, 1999, and the results of operations and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

1.     GOING  CONCERN:
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However the Company does not have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. During the period, the Company issued shares for cash (note 5) and commenced development of certain licensed software (note 6), however there is no guarantee that the licensed software will result in revenues sufficient to cover its operating costs or that proceeds received from the issuance of shares or other sources will maintain the Company until that time.

2.     SIGNIFICANT  ACCOUNTING  POLICIES:

(a)     Basis  of  presentation:

The consolidated financial statements include the accounts of the Company and its inactive subsidiary, POPstar Communications Asia Pacific Ltd.

(b)     Software  development:

Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. The Company assesses whether it has met the relevant criteria for deferral and amortization at each reporting date. No such expenditures meet these criteria in the current period.

(c)     Income  taxes:

Income taxes will be provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability will be recorded for all temporary differences between financial and tax reporting.

POPSTAR  COMMUNICATIONS,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements,  page  2
(Expressed  in  U.S.  Dollars)

Nine  months  ended  September  30,  1999  (unaudited)

--------------------------------------------------------------------------------

2.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(d)  Use  of  estimates:

The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions underlying these estimates are limited by the availability of reliable data and the uncertainty of predictions concerning future events. Consequently, the estimates and assumptions made do not necessarily result in a precise determination of reported amounts. Actual results could differ from those estimates.

(e)     Loss  per  share:

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding during the period.

3.     NOTE  RECEIVABLE  FROM  A  COMMON  CONTROLLED  COMPANY:

The note receivable from TGI Technologies Ltd. ("TGI") is unsecured and bears interest at 8% per annum. Both TGI and the Company have greater than 50% of their respective voting shares owned by the same group of shareholders. The funds were loaned to TGI on March 30, 1999 from monies received on the issuance of shares of the Company. The principal and any outstanding accrued interest are due on the earlier of demand by the Company or March 30, 2001. The Company received interest income from TGI of $20,000 during the three months ended September 30, 1999 and $39,726 during the nine months ended September 30, 1999. On January 11, 1999, the Company entered into License and Service Agreements with TGI as described in note 6.

4.   PAYABLE  TO  COMMON  CONTROLLED  COMPANIES:

     The payables to common controlled companies are non-interest bearing, unsecured and have no specific terms of repayment.

POPSTAR  COMMUNICATIONS,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements,  page  3
(Expressed  in  U.S.  Dollars)

Nine  months  ended  September  30,  1999  (unaudited)
--------------------------------------------------------------------------------

5.     CAPITAL  STOCK:
     Authorized:
       50,000,000 common voting shares with par value of $0.001 per share

                                                                     1999      1998
                                                               --------------------
Issued and outstanding:

Balance, beginning of period
  5,800,000 common shares                                      $    5,800  $  5,800
                                                               --------------------
2,400,000 common shares canceled                                        -         -
22,500 common shares issued to the Company's securities
    counsel in consideration for legal services rendered           22,500         -
12,875,000 common shares issued to acquire POPstar
    Global Communications, Inc.                                 1,982,932         -
125,000 common shares issued for cash at $1.00 per share          125,000         -
                                                               --------------------
                                                                2,130,432         -

Balance, end of period
     16,442,500 common shares                                  $2,136,232  $  5,800
                                                               --------------------

Subsequent to September 30, 1999, the Company issued 625,000 common shares at $0.833333 per share for total proceeds of $520,833.

POPSTAR  COMMUNICATIONS,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements,  page  4
(Expressed  in  U.S.  Dollars)

Nine  months  ended  September  30,  1999  (unaudited)
--------------------------------------------------------------------------------

6.     RELATED  PARTY  TRANSACTIONS:

(a) On January 11, 1999, the Company entered into a Licensing Agreement with TGI, a company under common control, whereby the Company has been granted the exclusive commercial exploitation rights to certain Internet fax server software (the "Software"). Under this license, the Company has agreed to pay a percentage of the net sales resulting from the commercial activities of the Software, subject to a specified annually minimum, as follows:

                  Calendar            Percentage        Annual
                  year                of net sales     minimum
                  --------------------------------------------
                  1999                     8%         $400,000
                  2000                     6%          600,000
                  2001                     4%          500,000
                  2002                     2%          500,000

During the three months ended September 30, 1999, the Company paid a total of $100,000 in license fees to TGI. During the nine months ended September 30, 1999, the Company paid a total of $289,247 in license fees to TGI.

(b) In addition, the Company has entered into an agreement with TGI, a company under common control, whereby TGI will provide technical assistance, software development, marketing, management and other services, as required. The charge is based on TGI's direct and indirect costs of the services provided plus 15%.

     During the three months ended September 30, 1999, the Company incurred service fees under this agreement totaling $248,835. During the nine months ended September 30, 1999, the Company incurred service fees under this agreement totaling $749,902.

7.     INCOME  TAXES:

There is no provision for income taxes for the period ended September 30, 1999, due to the loss and no state income tax in Nevada. The Company's total deferred tax asset as of September 30, 1999 is as follows:


                   Deferred  tax  asset          $     527,476
                   Valuation  allowance               (527,476)

                   Net  deferred  tax  asset     $           -

The net operating loss carry forward will expire in 2019, but may be limited under IRC Section 381 upon the consummation of a business combination.

POPSTAR  COMMUNICATIONS,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements,  page  5
(Expressed  in  U.S.  Dollars)

Nine  months  ended  September  30,  1999  (unaudited)
--------------------------------------------------------------------------------

8.     COMMITMENT:

On August 10, 1999, the Company entered into a non-exclusive, royalty free Service Agreement with TransNexus, LLC, a company incorporated under the laws of the State of Georgia. Under the terms of the Agreement, TransNexus, LLC will provide financial transaction settlement services and billing information to Internet Service Providers ('ISP') using the Company's technology in exchange for a percentage of the billings. As of today, the charging rates are still under negotiation and have not yet been finalized.

9.     UNCERTAINTY  DUE  TO  THE  YEAR  2000  ISSUE:

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

10.     SUBSEQUENT  EVENT:

On November 12, 1999, the Company issued 625,000 common shares to Sunfield Industries Ltd. for cash at $0.833333 per share for total proceeds of $520,833.

ITEM  2.  PLAN  OF  OPERATIONS

CAUTIONARY  STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

GENERAL  OVERVIEW

POPstar Communications, Inc. (the "Company" or "POPstar"), is a development stage Internet technology company currently in the process of developing
Internet based facsimile transmission technology. The Company is currently in the process of field testing its technology and intends to market its service to Internet Service Providers ("ISPs") around the world. POPstar's technology will equip ISPs with the ability to provide Internet based facsimile transmission services to their end-users. POPstar's software is provided free of charge to ISPs in return for a share of all revenue generated from the use of its software.

The Company was originally incorporated under the laws of the State of Nevada on June 19, 1995 as Cherokee Leather, Inc. Between 1995 to 1999, the Company was inactive. As previously discussed in its Form 10-SB/A filed with the Securities and Exchange Commission on November 12, 1999, the Company acquired all of the outstanding common stock of POPstar Global Communications, Inc., a British Virgin Island Company ("POPstar-BVI") on July 20, 1999. In conjunction with the acquisition, the Company adopted the business plan of POPstar-Global and changed its name to POPtar Communications, Inc.

POPstar is a developer of Internet-based facsimile transmission technology which will allow ISPs in various parts of the world to cooperate in the transport and delivery of documents, using the Internet instead of conventional long distance telephone networks ("LD"). POPstar's technology will allow ISPs to offer to their end-users, the ability to transmit and receive documents from a personal computer to or from any conventional facsimile ("Fax") machine located throughout the world using the Internet as opposed to LD networks. Management believes that the Company's technology will offer end-users several significant advantages over conventional Fax machine and computer Fax modem transmission of Faxes over LD networks, in that POPstar's technology allows end-users to transmit Faxes through the use of a simple browser interface (such as Microsoft Explorer or Netscape Navigator) without the need or costs for conventional telephone lines or additional hardware. These features are believed to offer competitive advantages for businesses which use personal computers connected to the Internet via local area networks ("LANs"), as well as the growing number of small office / home office users connected to the Internet via cable or digital subscriber line access (known as "Broadband" connections) and for business travelers desiring to transmit Fax documents while traveling throughout the world.

PLAN  OF  OPERATIONS

The Company's prior full fiscal year ending December 31, 1998 is not indicative of the Company's current business plan and operations. During the periods ending December 31, 1997, December 31, 1998, and June 30, 1999, the Company had no revenues and was in its development stages. After the Company's acquisition of POPstar-BVI, as previously discussed, the Company's current business plan was implemented. Therefore, this plan of operation will focus on the Company's current business plan and operations. For information concerning the Company's prior full fiscal years, the Company refers the reader to the financial statements provided under Part F/S included in its Form 10SB/A as filed with the Securities and Exchange Commission on November 12, 1999.

POPstar does not currently generate any revenue from its operations and does not expect to report any revenue from operations at least until the launch of its Internet Fax service. Additionally, after the launch of the Company's service, there can be no assurance that the Company will generate positive cash flow and there can be no assurances as to the level of revenues, if any, the Company may actually achieve from its Internet fax operations.

The Company's goal is to build a global Internet services network using the Internet as the backbone, and independent qualified partners in each country to manage the local customer base. The success of the Company depends on the careful selection and active participation of the qualified ISPs. The ISP's commitment to POPstar will depend on the commercial viability of Internet Fax and use of Internet Fax services by end users. Therefore, prior to the commercial launch of the POPstar network, a series of field trials will be undertaken. During the field trials, POPstar will work closely with a select group of founding ISPs to further define and resolve all outstanding technical and/or commercial issues.

POPstar will initially target high revenue routes such as those in North America, Asia, and Europe, and establish ISPs in locations serviced by these routes. POPstar's initial implementation plan was to establish partnerships with approximately 10 to 20 ISPs in these routes during the field trials. More recently, POPstar has focused its marketing efforts on national and international ISPs with sizable numbers of users. POPstar has chosen to concentrate on these larger ISPs, with one result being an anticipated reduction in the actual number of ISP partners to be recruited during the initial period of commercial service, but with an increase in end-users. Currently, the Company has established partnerships with 7 ISPs throughout North America, Asia, and Europe and is currently in the process of field testing its technology. Revenue sharing agreements are negotiated on an ISP by ISP basis depending on each particular ISP's circumstances. In addition, POPstar is currently in negotiations with one national ISP based in North America and one multinational ISP based in Europe which service several million end-users. Successful alliances with these national and multinational ISPs will give POPstar immediate access to an extensive network of terminating ISPs and end-users. However, no assurances can be made as to the successfulness of such negotiations.

POPstar has also entered into strategic marketing alliances with Internet industry leaders such as Lucent Technologies ("Lucent"), Sun Microsystems ("SUN"), MIND/CTI ("MIND/CTI"), and TransNexus. POPstar and these allicance partners are continuing in joint marketing efforts with respect to trade shows, press releases and Internet Web page links. Lucent currently represents 40% of the ISP remote access server market. Other server hardware providers include Cisco Systems, 3Com, and Nortel. As the remote access servers of Cisco, 3Com and Nortel evolve to support IP Faxing, POPstar will enhance its software to support these systems. Sun is currently the dominant supplier of Internet server platforms, and POPstar has developed its technology to be fully compatible with SUN's systems. MIND/CTI is a dominant supplier of billing systems to ISPs and telephone companies. POPstar has developed its technology to translate standard Call Detail Records ("CDRs") provided by TransNexus to formats compatible with MIND/CTI's systems, as well as to the defacto industry standard format used in "RADIUS" accounting systems. Such alliances allows POPstar to associate its name and services with the Internet's technological leaders. At present, the Company has not experienced any significant technological difficulties and anticipates starting commercial operations in the fourth quarter of 1999. However, there can be no assurances that the Company will be able to initiate its commercial service in the fourth quarter as anticipated. Failure to launch its service as anticipated could have a material adverse effect on the Company's financial condition and results of operations.

Locations not serviced by locally available ISPs, will initially be serviced by traditional long distance telephone networks from the Company's global Offramp node in Los Angeles, California. The POPstar approach is to use the lowest cost network, the Internet, to deliver traffic wherever possible. This approach places emphasis on the establishment of as many local ISPs to serve as "Offramps" for facsimile traffic in all major cities of the developed world. In the interim, the Company's facilities in Los Angeles will serve as a global off ramp for all traffic not served by local ISPs.

POPstar's plan is to establish alliances with ISPs servicing large numbers of Internet users throughout the world. Initially, POPstar will concentrate on those areas of high Internet usages such as North America, Europe and Asia. By focusing on ISPs with large national or international points of presence and large customer bases, POPstar will be able to expand its network to provide economical Faxing services to its ISP customers and their end-users.

Liquidity

During the period from July 1, 1999 to September 30, 1999, the Company raised $125,000 from the issuance of capital stock, incurred an additional deficit of $439,818 in developing its services, purchased $3,342 of capital assets, had a decrease of $75,095 in non-cash operating working capital and a decrease of $102,871 in payables. As a result, the Company's cash on hand amounted to $151,859 as at September 30, 1999.

On November 12, 1999, the Company raised an additional $520,833 from the issuance of capital stock pursuant to a share purchase agreement between the Company and Sunfield Industries Ltd. (an unrelated third-party).

Pursuant to a share purchase agreement dated January 12, 1999 and as amended by a supplemental agreement dated March 29, 1999 and an Investor Exchange Agreement dated July 13, 1999, the Company, through its wholly owned subsidiary, POPstar-BVI has contracted to sell, and Kemayan E.C. Hybrid Ltd. (a company beneficially owned by Mr. Yong Kiat Rickie Tang, a director of the Company) has contracted to purchase, 250,000 shares of the Company's "restricted" Common Stock on or before March 31, 2000 at $0.8333 per share for net proceeds anticipated to be in the amount of $208,333.

Pursuant to a share purchase agreement dated January 12, 1999 and as amended by a supplemental agreement dated March 29, 1999 and an Investor Exchange Agreement dated July 13, 1999, the Company, through its wholly owned subsidiary, POPstar-BVI has contracted to sell, and Golden Harvest Overseas Ltd. (an unrelated third-party) has contracted to purchase, 1,500,000 shares of the Company's "restricted" Common Stock on or before March 31, 2000 at $0.8333 per share for net proceeds anticipated to be in the amount of $1,250,000.

Pursuant to a share purchase agreement dated January 12, 1999 and as amended by a supplemental agreement dated March 29, 1999 and an Investor Exchange Agreement dated July 13, 1999, the Company, through its wholly owned subsidiary, POPstar-BVI has contracted to sell, and Uprising Overseas Ltd. (an unrelated third-party) has contracted to purchase, 1,250,000 shares of the Company's "restricted" Common Stock on or before March 31, 2000 at $0.8333 per share for net proceeds anticipated to be in the amount of $1,041,666.

The Company believes that proceeds from the prior and anticipated sale of the Company's Common Stock shall be sufficient to fund operations for the remainder of the current fiscal year ending December 31, 1999. For the year ending December 31, 2000, the Company estimates that it will require working capital of approximately $6,000,000, comprising of approximately $600,000 for capital expenditures, $1,700,000 for costs of services, $500,000 for payment of current liabilities, $1,200,000 for license and services fees, $1,000,000 for salaries and wages and $1,000,000 for overhead expenses. Of the working capital requirement of $6,000,000, approximately $2,500,000 is expected to funded by the contracted sale of restricted Common Stock of the Company on or before March 31, 2000 pursuant to share purchase agreements with Kemayan E.C. Hybrid Ltd., Golden Harvest Overseas Ltd. and Uprising Overseas Ltd. referred to in the section headed "Liquidity" above. It is the intention of the Company to raise the balance of its working capital requirement through private and public offerings of its Common Stock. However, there can be no assurances that the Company will be able to successfully complete such offerings.

Capital  Expenditures

On January 11, 1999, POPstar-BVI entered into the Licensing Agreement with TGI under which POPstar-BVI is obliged to pay TGI, until the fourth quarter, 2002, a portion of all net sales generated from the use of TGI's software. For the year 1999, POPstar-BVI is obliged to pay TGI 8% of net sales, or a minimum of $400,000. POPstar-BVI is obliged to pay TGI 6% of net sales or a minimum of

$600,000 for the year 2000. For the year 2001, POPstar-BVI is obliged to pay TGI 4% of net sales of a minimum of $500,000. For the year 2002, POPstar-BVI is obliged to pay TGI 2% of net sales or a minimum of $500,000. POPstar-BVI is not obliged to pay any additional licensing fees following the end of the year 2002. The Agreement provides that any amounts outstanding for more than 30 days shall be subject to interest at the rate of 1% per month (or an aggregate of 12% per annum). At present, the Company expects to make its minimum royalty payment of $400,000 to TGI for the calendar year ended 1999.

In addition to the Licensing Agreement with TGI, POPstar-BVI also entered into a Services Agreement on January 11, 1999 with TGI under which TGI has agreed to provide POPstar-BVI with technical assistance, software development, marketing, management, and other services related to the enhancements and use of TGI's Internet Fax technology. All fees for services provided by TGI to POPstar-BVI under the Services Agreement are to be billed to POPstar-BVI on the basis of TGI's direct and indirect costs of the services provided plus 15%.

The Company also expects to purchase approximately $600,000 of additional equipment in connection with the expansion of its business.

YEAR  2000  DISCLOSURE

The Company has completed a review of its computer systems and non-information technology ("non-IT") systems to identify all systems that could be affected by the inability of many existing computer and microcomputer systems to process time-sensitive data accurately beyond the year 1999, referred to as the Year 2000 or Y2K issue. The Company is dependent on third-party computer systems and applications. The Company also relies on its own computer and non-IT systems (which consist of personal computers, internal telephone systems, internal network server, Internet server and associated software and operating systems). In conducting the Company's review of its internal systems, the Company performed operational tests of its systems which revealed no Y2K problems. As a result of its review, the Company has discovered no problems with its systems relating to the Y2K issue and believes that such systems are Y2K compliant. The Company has obtained written assurances from TGI, Innosys, and TransNexus, its major suppliers, as to their Y2K readiness. However, the Company has not obtained written assurances from any other supplier regarding the status of those suppliers with respect to the Y2K issue, and the Company does not currently have any plans to obtain such assurances. Costs associated with the Company's review were not material to its results of operations and are not anticipated to be material in the future.

While the Company believes that its procedures have been designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, there can be no assurances that the Company's efforts, or those of third parties with whom the Company interacts, have fully resolved all possible Y2000 issues. Failure to satisfactorily address the Y2K issue could have a material adverse effect on the Company. The most likely worst case Y2K scenario which management has identified to date is that, due to unanticipated Y2K compliance problems, the Company's software may not function as intended or that the Company may not be able to bill its customers on a timely basis. Should this occur, it would result in a material loss of some or all gross revenue for an indeterminable amount of time, which could cause the Company to cease operations. In the event of failure of one or more of its suppliers due to Y2K issues, the Company's only recourse for any damages suffered would be through litigation. The Company has not yet developed a contingency plan to address this worst case Y2K scenario, and does not intend to develop such a plan in the future.

                       PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On July 20, 1999, the Company acquired all of the outstanding common stock and preferred stock of POPstar-BVI in a business combination described as a "reverse acquisition". As part of the reorganization, the Company issued 12,875,000 shares of its Common Stock to the shareholders of POPstar-BVI in exchange for all of the outstanding shares of Common and Preferred Stock of POPstar-BVI. Such shares include the shares owned by officers and directors of the Company as set forth in the Section "Security Ownership of Certain Beneficial Owners and Management" hereunder. This issuance was conducted under an exemption under
Section  4(2)  of  the  Securities  Act  of  1933.

On July 20, 1999, the Company issued 10,000 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) Common Stock to MRC Legal Services Corp., an "accredited investor", the Company's securities counsel, in consideration for legal services rendered. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

On July 20 1999, the Company issued an aggregate of 125,000 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) Common Stock to four accredited investors, resulting in net proceeds of approximately $125,000 to the Company. The issuance was conducted under an exemption provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933 and Section 4(2) of the Securities Act of 1933.

On August 10, 1999, the Company issued 12,500 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) Common Stock to MRC Legal Services Corp., the Company's securities counsel, in consideration for legal services rendered. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

On November 12, 1999, the Company issued 625,000 shares of "restricted" Common Stock to Sunfield Industries Ltd. (an "accredited" unrelated third-party). The issuance was conducted under an exemption provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933 and Section 4(2) of the Securities Act of 1933.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

     27.1  Financial  Data  Schedule

(B)  REPORTS  ON  FROM  8-K

     None

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             POPSTAR COMMUNICATIONS, INC.

                             By /s/ John McDermott
                             ----------------------------------
                             John  McDermott
                             President


Dated:  December  17,  1999