Form 10KSB
period 1999-12-31
POPSTAR COMMUNICATIONS INC
filed 2000-03-30
CIK 1093685

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________.

                        Commission file number: 000-27213


                          POPSTAR COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in Its Charter)


           NEVADA                                        88-0385920
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

      107 EAST 3RD AVENUE
      VANCOUVER, BC, CANADA                                  V5T 1C7
(Address of Principal Executive Office)                     (Zip Code)

                                  604-872-6608
                (Issuer's Telephone Number, Including Area Code)

Securities  registered  pursuant to Section 12(b) of the Exchange Act:

       None                                                 None
Title of Each Class                   Name of Each Exchange on Which Registered


Securities  registered  pursuant  to Section  12(g) of the  Exchange  Act:

                                 COMMON STOCK,
                           PAR VALUE $.001 PER SHARE
                         ------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorterperiod that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Issuer's revenues for the 12 months ended December 31, 1999 were $61,708.

The aggregate market value of the voting common stock held by non-affiliates of the Issuer, based on the most recent private placement of common stock of the Issuer on February 18, 2000 of $2.00 per share, was $16,545,000. As of March 24, 2000, the Issuer had 20,047,500 shares of its common stock, par value $.001 per share (the "Common Stock"), outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_]    No [X]

                               TABLE OF CONTENTS

ITEM                                                                   Page
                                    PART  I

ITEM 1.  BUSINESS........................................................1
ITEM 2.  PROPERTIES.....................................................10
ITEM 3.  LEGAL PROCEEDINGS..............................................10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............10

                                    PART  II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS..........................................11
ITEM 6.  PLAN OF OPERATION..............................................12
ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS..............................16
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................16

                                   PART  III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
           THE EXCHANGE ACT.............................................17
ITEM 10. EXECUTIVE COMPENSATION.........................................19
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT...............................................21
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................22
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...............................24

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this report are forward-looking statements. These statements are based on management's current beliefs and assumptions about the Company and the industry in which the Company competes and on information currently available to management. Such forward-looking statements include, without limitation, the information concerning possible or assumed future results of operations of the Company set forth under the headings "Business", "Plan of Operations", and "Consolidated Financial Statements". Forward-looking statements also include statements in which words such as "expect", "anticipate", "intend", "plan", "believe", "estimate", "consider", or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed or implied in these forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations reflected in such forward-looking statements will prove to have been correct. Readers are cautioned not to put undue reliance on any forward-looking statements. The ability to achieve the Company's expectations is contingent upon a number of factors which include (i) the Company's ability to market its products in the industry, (ii) effect of any current or future competitive products, (iii) ongoing cost of research and development activities, (iv) the retention of key personnel, and (v) capital market conditions.

                                     PART I
ITEM 1.  BUSINESS

Company Overview

POPstar Communications, Inc. (the "Company" or "POPstar"), is a development stage Internet technology company currently in the process of developing Internet-based facsimile transmission technology. The Company field-tested its technology in 1999 and began to commercially launch its fax-over-IP services in March 2000. The Company is marketing its services to Internet Service Providers ("ISPs") around the world. POPstar's technology equips ISPs with the ability to provide Internet-based facsimile transmission services to their end-users. POPstar provides its Enroute software free of charge to ISPs in return for a share of all revenue generated from the use of its software.

The Company was originally incorporated under the laws of the State of Nevada on June 19, 1995 as Cherokee Leather, Inc. Between 1995 to 1999, the Company was inactive. On May 17, 1999, in contemplation of acquiring POPstar Global Communications Inc., a British Virgin Islands company ("POPstar-BVI"), the Company changed its name to POPstar Communications, Inc. On July 20, 1999, the Company acquired all of the outstanding common and preferred stock of POPstar-BVI in a transaction described as a "recapitalization". As the Company had no operations prior to the acquisition, the acquisition has been treated for accounting purposes as the acquisition of POPstar (the Registrant) by POPstar-BVI for the net book value of POPstar's net monetary liabilities in the amount of $2,517.00. Immediately prior to its acquisition by POPstar, POPstar-BVI was in the business of developing Internet-based facsimile transmission technology.

Immediately prior to the acquisition, POPstar had 5,800,000 shares of Common Stock outstanding, of which 2,400,000 shares of Common Stock were cancelled as part of the acquisition. Also as part of POPstar's acquisition of POPstar-BVI, POPstar issued 12,875,000 shares of its Common Stock to the shareholders of POPstar-BVI. Additionally, management of POPstar had no affiliation with management of POPstar-BVI prior to the acquisition. Following the acquisition of POPstar-BVI, the entire former management and Board of Directors of POPstar resigned and was replaced by the management of POPstar-BVI.

POPstar is a developer of Internet-based facsimile transmission technology which allows ISPs in various parts of the world to cooperate in the transport and delivery of documents, using the Internet instead of conventional long distance telephone networks ("LD"). POPstar's Enroute technology allows ISPs to offer to their end-users, the ability to transmit and receive documents from a personal computer to or from any conventional facsimile ("Fax") machine located throughout the world using the Internet as opposed to LD networks. Management believes that the Company's technology offers end-users several significant advantages over conventional Fax machine and computer Fax modem transmission of Faxes over LD networks, in that POPstar's technology allows end-users to transmit Faxes through the use of a simple browser interface (such as Microsoft Explorer or Netscape Navigator) without the need or costs for conventional telephone lines or additional hardware. Management believes that these features offer competitive advantages for businesses that use personal computers connected to the Internet via local area networks ("LANs"), as well as the growing number of small office / home office users connected to the Internet via cable or digital subscriber line access (known as "Broadband" connections) and for business travelers desiring to transmit Fax documents while traveling throughout the world.

POPstar's products include a Web-based user Graphic User Interface (GUI)and a File Conversion Server ("FCS"). The FCS permits text, HTML and PostScript formatted documents (all common formats), as well as Microsoft documents, such as Word, Excel and Access, to be "attached" to the fax message and converted to Fax format. Without the FCS, competitors' browser-based offerings require users to undertake a complicated and error prone step to "save" or "translate" their document to one of the more common formats before it can be transmitted. Thus, POPstar's browser-based entry screen supports full conversion without the need for the user to download and maintain a "printer driver", which has been the traditional method of preparing and sending Fax documents.

One reason for the continued popularity of Fax, in Asian markets in particular, is the compatibility with Chinese, Japanese, Korean and other character sets - Fax documents are "image based". POPstar's FCS supports conversion of Microsoft documents using these localized character-sets to image format, such that these, too, can be directly transmitted from the computer to the destination Fax machine.

POPstar's "localized character" support of Fax documents has enjoyed an enthusiastic reception in trials undertaken in Japan, Taiwan, Hong Kong, China and elsewhere.

Although current Internet users are capable of transmitting documents through the use of electronic mail ("e-mail") from one computer to another, the majority of businesses still receive and transmit their documents via Fax. Management believes that POPstar's technology allows companies to combine the convenience and costs savings provided by the Internet with the compatibility of conventional Fax machines.

Transmission of Fax documents using POPstar's network will be priced at rates competitive with those of long distance rates. Management believes that POPstar's primary advantages stem from ease of use, savings in avoiding the need for installation of additional telephone lines for Fax transmission and receipt, elimination of hard copies of documents at the point of origin, electronic filing of documents and elimination of manual handling of documents.

POPstar's technology will allow the growing number of Internet users to capitalize on the lower costs and convenience offered by Internet technology while allowing them to further utilize their Internet connection for the transmission or receipt of documents without the need of purchasing additional telephone connections (which require monthly and per use fees). Management believes that such benefits are even more significant to European and Asian end-users where the installation of additional telephone connections are significantly higher than Internet connectivity costs.

POPstar's Fax over Internet Protocol technology ("Internet Fax") is provided to ISPs on a royalty-free basis. POPstar's Internet Fax software also includes support for inter-ISP settlements, user authentication functions, billing data generation and other management and operation-related activities that allow ISPs to manage and charge their customers for the Internet Fax service. POPstar will derive revenue by receiving a portion of the payments made to ISPs by their customers who use the Internet Fax service. ISPs who use the POPstar technology are charged a wholesale price for all Fax traffic submitted by users; POPstar and the ISP delivering the Fax to the recipient conventional Fax machine each receives portions of this wholesale price, according to a prearranged formula. Distribution of respective parties' portions of the wholesale price ("Settlements") is consigned to an independent, specialist firm. Management believes that a major obstacle standing in the way of widespread use of the Internet for the transmission of commercial traffic such as Internet Faxes, has been the inability of the ISP to collect fees on a pay-for-use basis. While the world's traditional telephone companies have long shared LD revenue under terms of settlements agreements (using billing data generated by the telephone exchange serving the originating telephone company), no equivalent mechanism for inter-ISP settlements on Internet-based communication has existed until very recently. In most cases, Internet Fax and Internet Voice transmissions do not originate through a telephone exchange, making it necessary to develop new methods of calculating, apportioning and distributing respective revenue shares between participants, along with corresponding Settlements.

In response to the need for Settlements on Internet-based value-added services such as Internet Fax and Internet Voice transmissions, the European Telecommunications Standards Institute ("ETSI"), a body governing inter-operability between telephone companies in Europe, sponsored the development of the Open Settlement Protocol ("OSP"), a key component of POPstar's inter-ISP settlements strategy. The OSP allows for call clearing and settlement between independent partners. POPstar has been informed by TransNexus, LLP, ("TransNexus"), one of the firms contributing to OSP, that it is the first commercial user of OSP for Internet Fax transmission settlements.

Traditionally, ISPs have needed only billing systems which handle monthly, flat-fee billings, as most Internet services were provided on a flat-fee basis. However, ISPs desiring to generate additional revenue by offering value-added services billed on a usage basis, are required to implement billing systems that accommodate usage billing. Usage billing for services such as Voice-Over-IP and Fax-Over-IP is required not only by POPstar's technology but by any service which the ISP desires to offer their users on a usage basis as opposed to a flat-rate basis. Management believes that implementation of usage billing systems for value-added services will be required if ISPs are to remain profitable. Implementation of usage billing varies from between two to six months depending on the ISPs' current billing system and whether the ISP is able to modify their system or needs to replace it entirely. Alternatively, ISPs may contract with third party billing companies to supply usage billing service. Costs of implementing or utilizing third-party systems varies considerably. POPstar assists ISPs with system integration of the ISPs' billing system to work with POPstar's Internet Fax technology.

Management believes that Settlements should be done by independent trusted third parties, and not by POPstar or by any of the ISPs or other carriers associated with POPstar. As a consequence, TransNexus of Atlanta, Georgia, was selected by POPstar as a qualified settlements house, and subsequently contracted to provide settlements services to POPstar and to the respective POPstar partnering ISP offering origination ("Onramp") and termination ("Offramp") services. An additional service rendered by TransNexus is the provision of least-cost routing information permitting POPstar's software to route Fax traffic to the Offramp able to deliver each Fax document for the lowest cost.

OSP is an open protocol which is provided royalty free to all users. However, in order to ensure the confidentiality of routing and user verification information transmitted between Onramp and Offramp ISPs, TransNexus, and

POPstar, POPstar employs an encryption protocol known as BSAFE provided by RSA Data Security, Inc. for such transmissions. POPstar is required to pay royalties equivalent to 2% of POPstar's service revenue for the use of the BSAFE encryption protocol. Aside from normal incremental improvements in the POPstar software to comply with evolving industry standards, POPstar is not aware of any licensing or other significant costs associated with implementing current or anticipated protocols to the POPstar technology.

POPstar's products and services, therefore, consist of an integrated technology comprising of Internet Fax software, file conversion server, least cost routing, inter-ISP settlements and support for full accounting, audit trail and activity monitoring.

Additionally, the Company anticipates introducing enhancements to its technology in the form of "Unified Messaging" service support, in which text, voice and other messages are accessible from a single, unified mailbox, and deliverable over the Internet and other facilities to the intended recipient(s). The Internet Engineering Task Force ("IETF"), the International Telecommunications Union ("ITU") and a number of other bodies are developing standards and recommendations for message exchange and conversion; POPstar's activities are directed toward compliance with these evolving standards, and product enhancements will be released as these standards mature. There are no assurances, however, that the Company will be able to introduce these enhancements as intended or that it will not face technical and market obstacles which may prevent the Company from introducing such enhancements.

Industry Overview

POPstar's immediate market consists of ISPs who provide Internet connectivity and other services to enterprise "seats", Small Office/Home Office ("SOHO") business users, and residential users. POPstar's technology offers the ISPs' customers a value-added service which allows them to transmit documents throughout the world at a significant discount to traditional long distance telephone network.

Fax usage continues to rise. The Fax portion of LD traffic billed in 2000 is estimated to be in excess of $30 billion (approximately 30% of the world total). The number of Fax messages is expected to be between 10 and 20 times the number of email messages sent in the same year. An "enterprise" PC-Fax user may send as many as 800 pages of Fax per year, according to some estimates, and the number of new Fax machines purchased, especially outside Western world, continues to grow at 20% per year or more. Additionally, "outsourced" (third party Fax carriers) Fax traffic, largely "broadcast" Fax, will generate in excess of $2 billion next year. (All statistics courtesy Davidson Consulting.)

POPstar's Fax methods are "Internet ready". Both Internet Voice and "real-time" Internet Fax transmissions suffer from the Internet's inherent problem in that the Internet transmits data in small blocks ("packets"). These packets often get delayed or lost due to traffic. Such delays may approach many tens of seconds or even minutes on some international routes, and may be experienced first hand when "surfing" web sites in Asia and other countries. In contrast, POPstar's technology transmits the Fax document in its entirety to the Offramp ISP. The Offramp ISP waits and stores the document until it has received the complete document and then immediately forwards it to the end-user using conventional telephone lines. POPstar's "immediate" store and forward transport avoids the Internet's inherent problems while providing virtually the same speed of delivery as conventional and real-time services.

International Operations

Internet Fax services that span international boundaries are most attractive to potential users, due to the high usage of Fax traffic and higher LD rates to and from Asian and other non-Western countries. The establishment of POPstar operations in key international markets already includes a sales and support office in Canada, operated by the Company's wholly owned subsidiary POPstar Communications Canada Corp. as well as a sales and support office in Asia, operated by the Company's wholly owned subsidiary POPstar Communications Asia Pacific Ltd., a Hong Kong corporation ("POPstar-Asia") with other key locations to be established and staffed as growth dictates.

One objective of POPstar's program is the recruitment of at least one ISP in each major Fax traffic location (originating or terminating), the "territory" handled by a location being defined by LD cost boundaries. It can be more costly to transmit a Fax message from a major city to a remote town in the same country, than to transmit the same message at discounted rates from North America. This is due in part to high domestic LD rates in some countries. POPstar is recruiting ISPs with lines terminating in high traffic destination areas as POPstar partners.

Generally, end-users are "conventional" customers of an ISP that legally offers Internet connectivity services for a fee in the host country. POPstar's Fax traffic originates in a manner similar to that of e-mail traffic, in that the sender keys in "form" data corresponding to his or her identity, the address to which the item is to be delivered, and the identity of the sender and of any
"attachment"  to be  sent  as  part  of  the  transmission.  In  the  case  of a terminating ISP (Offramp), Internet message traffic arrives at the ISP facilities in a manner similar to that of e-mail, and in fact may be delivered as an e-mail document to a recipient. Therefore, POPstar's actual transmission of Faxes between ISPs is performed much like e-mail, which is currently free of regulation. In the case of a delivering a Fax document to a conventional Fax machine, however, the local telephone network must be used. The ISP must then contract with the local telephone service provider, for outgoing lines. (Normal "dial- in" Internet service does not need outgoing lines). At that point, the ISP would normally be required to state the use to which the lines would be put, and to comply with local regulations. In both cases, the ISP is required to make a statement of compliance in the contract binding the ISP with POPstar and with TransNexus, as a condition of becoming part of the POPstar network.

POPstar is not aware of regulatory bars to the transport of Fax traffic into or out of any country using Internet facilities, but as a precaution, requires each participating ISP to assume responsibility for compliance with all regulations affecting them with respect to POPstar operations. POPstar does not operate as a common carrier in any country and to the knowledge of POPstar management, is not subject to rules governing common carrier operations in any country.

ISPs providing Internet Fax services to their end-users collect fees for such services in accordance with each ISPs' billing policies. Onramp or originating ISPs are required to maintain a credit balance with TransNexus, POPstar's settlement house, and their accounts are charged a wholesale rate for the transmission of their end-user's Fax with the Onramp ISP being free to charge end-users whatever rate it deems appropriate. A portion of revenue generated from message traffic originating in a given jurisdiction is retained by the Onramp ISP partner in that jurisdiction, with the balance being collected using Electronic Funds Transfer methods, where available, by TransNexus for subsequent distribution to POPstar and to the ISP partners through whose facilities the traffic is eventually delivered to the destination Fax machines (the Offramp
ISP). Distribution of such revenue to POPstar and the Offramp ISP occurs on a monthly basis.

The respective ISP partners' operations are subject to rules and regulations of their respective jurisdictions, including those applicable to funds transfers or other currency controls. ISPs in each jurisdiction are responsible for compliance with such rules and regulations.

It is possible that taxation, licensing, interconnection fees or political or regulatory barriers could limit the viability of a given ISP's operations as part of POPstar's program, thus limiting POPstar's revenue associated with the region in question. POPstar is currently not aware of any major market area having such circumstances. However, there can be no assurances that such barriers may not develop in the future.

Research and Development

The design and development of the Enroute Version 2.3 software was the core focus for the Company's research and development activities during the year ended December 1999. Version 2.3 involved changes to the base architecture of the Enroute product to meet the needs of the commercial market. The earlier versions of Enroute were designed for the business enterprise and the corporate Intranet markets. The market focus for Enroute Version 2.3 is the commercial Internet market.

Enroute Version 2.3 incorporates the following functionality:

     -    Call clearing and settlement;
     -    Call billing;
     -    Double-byte language support;
     -    Increased throughput and scalability;
     -    Improvements in security methods; and
     -    Support of third party hardware products.

Version 2.3 now fully supports the Open Settlement Protocol (OSP) standard recently established by the International Manufacturers Standards Committee. The OSP provides a secure, irrefutable method of tracking the ownership to messages carried by the network and uses this ability to produce call records for the billing and payment for said messages. During the development process interfaces were provided to third party billing systems for the generation of end user invoices.

Version 2.3 has been designed for the global IP messaging market. Accordingly, support of Asian and other double-byte languages is mandatory. IP fax is the first format supported. Other formats such as voice and data will follow. The typical fax message is made up of a cover-page and an attachment and the fax submission is from a web browser. The conversion of the documents to a double-byte image required the development of a new File Conversion Server to handle the attachments and changes were required throughout the server to support double-byte and Unicode.

Major software modules within Enroute Version 2.3 were rewritten in C++ using threaded technology to support the expected heavy traffic within the commercial IP network. Modules included the FCS, the Cover-Page Generator (CPG) and the Messenger. Each of these modules would have created traffic bottlenecks within the network and rewrite was again considered mandatory. At year end Version 2.3 was ready for commercial testing.

The Company incurred software development expenditures of $403,438 for the year ended December 31, 1999.

Competition

Internet Fax competitors include UUNet (Worldcom), NetCentric, NetXchange, Net2Fax, and JFax. These competitors typically charge ISPs an up front acquisition fee and continued royalty for using their proprietary software and hardware. In contrast, POPstar does not charge ISPs a fee for the acquisition of its technology but rather charges ISPs a wholesale rate on a usage basis for the transmission of the ISPs' end-user's Faxes using POPstar's technology. Management believes that POPstar, at the time of writing, is the only firm offering a revenue-sharing based plan to ISPs, and the only firm using a third-party, independent settlement firm. POPstar's services are provided to ISPs at rates competitive or lower than those of its competitor's published rates. Management believes that these factors provide POPstar with advantages in recruiting both large and small ISP partners.

Other types of competitors include Fax "outsourcing" providers such as Xpedite. Such outsourcing is directed to major enterprises having larger numbers of LAN "seats", where Fax "server" functionality (PC document transmission, bulk broadcast transmissions, etc.) benefits can be realized without the overhead and complication of supporting an in-house Fax server. Such firms generally charge premium prices for such services, and often require the enterprise to provide significant numbers of phone lines or other special facilities associated with the service.

Management believes that POPstar's technology provides a number of advantages over the traditional outsourcing model, including the joint marketing of the service by both POPstar and the ISP serving the enterprise. The firm providing Internet connectivity to the enterprise's LAN users becomes the natural provider of Fax outsourcing, including such value added aspects as cost accounting (assignment of costs to the sender and the sender's department), authorization and control of users by the enterprise's LAN manager, and many others.

The Company also faces competition from the transmission of computer generated documents via the Internet as attachments to conventional e-mail. Transmission by e-mail is currently generally free to end-users (aside from Internet access charges). Transmission by e-mail, however, requires both sender and recipient to possess computer and e-mail capability. POPstar's technology, however, allows end-users to reach the millions of already installed Fax machines located throughout the world. Additionally, transmission using POPstar's technology allows users to preserve a paper trail of document transmission, including signatures and file stamps.

POPstar's management believe that the advantages of independent settlements, ISP partner-driven recruitment of users, and web-page entry of Fax traffic from the desktop will permit POPstar to effectively compete with its competitors.

Many of the Company's existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and distribution partners. Further, there can be no assurance that the Company's competitors will not develop Internet Fax services that are equal or superior to those of the Company or that achieve greater market acceptance than the Company's offerings.

Dependence Upon Key Customers

POPstar's success will depend upon the number of destinations served economically by POPstar affiliated ISPs, and the number of Internet users served by POPstar partner ISPs operating Internet Fax Offramps. POPstar's ability to deliver Internet Fax services more economically than traditional LD services is dependent on soliciting sufficient numbers of ISP partners throughout the world. Therefore, POPstar will focus on partnering with large, multi-city ISPs. Failure to obtain sufficient ISP partners will limit POPstar's ability to deliver its services at lower costs than traditional LD services and therefore may have a materially adverse effect on the Company's results of operations.

Major Suppliers

POPstar uses Internet Fax software developed by TGI Technologies Ltd. ("TGI"), a Canadian corporation affiliated with POPstar and with whom exclusive, long-term supply and development contracts exist. The Internet Fax software that POPstar uses is provided by TGI under an exclusive license pursuant to a Licensing Agreement dated January 11, 1999 by and between the Company's wholly owned subsidiary, POPstar-BVI and TGI. All of the officers and directors of TGI are also officers and directors of the Company. See Item 12 - "Certain Relationships and Related Transactions."

Under the terms of the Licensing Agreement, POPstar-BVI is obliged to pay TGI, until the fourth quarter, 2002, a portion of all net sales generated from the use of TGI's software. For the year 1999, POPstar-BVI was obliged to pay TGI 8% of net sales derived from the use of the Internet Fax software, or a minimum of $400,000. The actual amount paid was $391,074, which was less than the $400,000 due to the Licensing Agreement being entered into during 1999. POPstar-BVI is obliged to pay TGI 6% of net sales or a minimum of $600,000 for the year 2000. For the year 2001, POPstar-BVI is obliged to pay TGI 4% of net sales of a minimum of $500,000. For the year 2002, POPstar-BVI is obliged to pay TGI 2% of net sales or a minimum of $500,000. POPstar-BVI is not obliged to pay any additional licensing fees following the end of the year 2002.

In addition to the Licensing  Agreement with TGI,  POPstar-BVI  has also entered into  a  Services  Agreement  with  TGI,  whereby  TGI  has  agreed  to  provide
POPstar-BVI  with  technical  assistance,   software   development,   marketing,
management, and other services related to the enhancements and use of the Internet Fax technology. All fees for services provided by TGI to POPstar-BVI under the Services Agreement are to be billed to POPstar-BVI on the basis of TGI's direct and indirect costs of the services provided plus 15%. In 1999, amounts paid under the Services Agreement totaled $1,062,139.

POPstar's ability to accurately bill ISPs for its Internet Fax services is dependent on settlement services provided by TransNexus, of Atlanta, Georgia. Although POPstar believes that its relationship with TransNexus is strong and will remain so with continued contract compliance, the termination of POPstar's contract with TransNexus, the loss of TransNexus' settlement service, or a reduction in the quality of service the Company receives from TransNexus could have a material adverse effect on the Company's results of operations. In addition, the accurate and prompt billing of the Company's customers is dependent upon the timeliness and accuracy of settlement details provided to the Company by TransNexus.

In order to service areas without local ISP termination access, POPstar operates a "global Offramp" (a server used for delivery of Fax traffic over traditional LD facilities to locations in the world having no local POPstar affiliated ISP) in Los Angeles, California. POPstar has contracted with Innosys Communications, Inc. ("Innosys"), to forward Internet Fax transmissions through traditional LD networks to countries having no local POPstar affiliated ISP. Terms of the service agreements with Innosys permit POPstar to seek and employ other facilities and carriers, as conditions may dictate. Although POPstar believes that its relationship with Innosys is strong and will remain so with continued contract compliance, the termination of POPstar's contract with Innosys, the loss of Innosys' Offramp service, or a reduction in the quality of service the Company receives from Innosys could have a material adverse effect on the Company's results of operations. However, Management believes that its dependence upon this global Offramp will lessen with time, as more terminating POPstar ISPs begin operations in different countries around the world.

Trademarks

The Company has made application to the U.S. Patent and Trademarks Office for the registration of the Company's trade name POPstar and its logo. The Company has also made application to the European Patent and Trademark Office and the relevant authorities in 14 other countries in the world for the Company's trade name POPstar. The Company's applications are currently undergoing review. No assurances, however, can be given as to successfulness of the Company's application.

Employees

As of March 24, 2000, the Company had 19 full-time employees. Of these, 14 are located in North America, 2 at the Company's Hong Kong facility and 3 at the Company's facility in Beijing, the People's Republic of China. Of the 14 employees in North American, 8 are administrative and management, 4 are technical support and the balance are in sales and marketing. Of the 2 employees at the Company's Hong Kong office, 1 is technical support and the other is sales and marketing. Of the 3 employees at the Beijing facility, 1 is sales and marketing, 1 is technical support and 1 is administrative.

In addition, pursuant to a Services Agreement dated January 11, 1999 entered into between the Company's wholly-owned subsidiary, POPstar-BVI, and TGI, pursuant to which TGI provides POPstar-BVI with technical assistance, software development, marketing, management and other services, as required. Through this Services Agreement, the Company indirectly has access to the pool of approximately 15 programming and technical staff of TGI.

None of the Company's employees are represented by a labor union and the Company considers its relations with its employees to be good.

ITEM 2.   PROPERTIES

As present, the Company does not own any real property. Nor does the Company maintain a physical office in the United States. The Company's current administrative facility in Vancouver, BC, Canada is made available to the Company and its wholly owned subsidiary POPstar-BVI from Trageglobe Consulting Ltd. pursuant to an oral month-to-month lease for approximately 4,800 square feet of office space located at 107 East 3rd Avenue, Vancouver, British Columbia, Canada. The monthly rental rate is currently $4,000. See Item 12 - "Certain Relationships and Related Transactions."

Additionally, POPstar Communications Asia Pacific Limited, a wholly owned subsidiary of POPstar-BVI, maintains a sales, marketing and technical support facility in Hong Kong for its Asian operations pursuant to an oral, month-to-month lease for approximately 1,000 square feet of executive offices located at Westlands Centre, Room 908, 20 Westlands Road, Quarry Bay, Hong Kong. The monthly rental rate is currently $2,000. The owner of the office space is Easewell Management Ltd., a company beneficially owned by Thompson Chu, the Company's Chairman of the Board. See Item 12 - "Certain Relationships and Related Transactions."

To assist POPstar Communications Asia Pacific Limited in its business in China, POPstar Communications Asia Pacific Limited maintains a representative office at Room 405A, 11 Fu Cheng Men Wai Street, Xi Cheng District, Beijing. The 1,830 square feet of executive office space used by the Beijing representative office is leased at a monthly rental rate of $2,200 pursuant to an oral month-to-month lease. The owner of the office space is Thompson Chu, the Company's Chairman of the Board. See Item 12 - "Certain Relationships and Related Transactions."

Arrangements are being made for all of the above oral month-to-month leases to be formalized into written leases.

ITEM 3.   LEGAL PROCEEDINGS

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters during the fourth quarter of the year covered by this report to a vote of the security holders through the solicitation of proxies or in any other manner.

                                    PART  II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Since June 11, 1998, the Company's Common Stock was admitted for trading on the Over-The-Counter Bulletin Board (the "OTCBB") under the symbol "CHRK." On May 17, 1999 the Company's Board of Directors voted to change the Company's name to POPstar Communications, Inc. to reflect its new focus on Internet communications services. Additionally, the Company changed its ticker symbol to POPS on June 3, 1999. Although the Company ultimately complied with the OTCBB Eligibility Rule on January 13, 2000, the Company was unable to meet the OTCBB Eligibility Rule requirements by October 7, 1999. As a result, the Company's common stock was delisted from the OTCBB on October 8, 1999.

The following table shows, for the periods indicated, the high and low closing bid prices of the Company common stock as reported by the OTCBB. Any market for the common stock should be considered sporadic, illiquid and highly volatile. Prices reflect inter-dealer quotations, without adjustment for retail markup, markdowns or commissions, and may not represent actual transactions. The stock's trading range on the OTCBB was as follows:

                    1998             HIGH     LOW
                    ----             ----     ---
                    1st Quarter       --      --
                    2nd Quarter       --      --
                    3rd Quarter       --      --
                    4th Quarter       --      --

                    1999             HIGH     LOW
                    ----             ----     ---
                    1st Quarter       --       --
                    2nd Quarter       --       --
                    3rd Quarter      $3.00    $0.25
                    4th Quarter      $3.00    $3.00

                    -------------------
                    * There were no inside quote activities reported
                      during 1998 and the first two quarters of 1999.

As of March 24, 2000 there were 20,047,500 shares of Common Stock issued and outstanding and approximately 62 holders of record of the Common Stock. The Company has neither declared nor paid any dividends on the Common Stock since its inception and presently anticipates that no dividends will be declared in the foreseeable future. Any future dividends will be subject to the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of the Company, its capital requirements, debt obligation agreements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on the Common Stock will be paid in the future.

Recent Sales of Unregistered Securities

All sales of unregistered securities occurring during the year ended December 31, 1999 in private transactions have been previously reported in a Form 10-QSB. The following sales of unregistered securities in private transactions have occurred since January 1, 2000:

Common Stock

Pursuant to a Share Subscription Agreement dated February 2, 2000, the Company issued 1,500,000 shares of common stock to Innovestor.com Limited, resulting in net cash proceeds of $3,000,000 to the Company. The issuance was conducted under an exemption provided by Rule 506 of Regulation D promulgated under Securities Act of 1933 and Section 4(2) of the Securities Act of 1993.

Pursuant to a Share Subscription Agreement dated February 11, 2000, the Company issued 750,000 shares of common stock to Prime Star Asia Limited, resulting in net cash proceeds of $1,500,000 to the Company. The issuance was conducted under an exemption provided by Rule 506 of Regulation D promulgated under Securities Act of 1933 and Section 4(2) of the Securities Act of 1993.

Pursuant to a Share Subscription Agreement dated February 11, 2000, the Company issued 750,000 shares of common stock to iTELEWAY Inc., resulting in net cash proceeds of $1,500,000 to the Company. The issuance was conducted under an exemption provided by Rule 506 of Regulation D promulgated under Securities Act of 1933 and Section 4(2) of the Securities Act of 1993.

Stock Options

On January 1, 1999, the Company granted to a group of employees and contractors options to purchase 217,500 shares of the Company's common stock, each with an exercise price of $0.01.

On January 1, 1999, the Company granted to John McDermott, President and Chief Executive Officer of the Company, options to purchase in aggregate 250,000 shares of the Company's common stock, each with an exercise price of $0.01.

Between March 12, 1999 and July 21, 1999, the Company granted to a group of employees and contractors options to purchase in aggregate 290,000 shares of the Company's common stock, each with an exercise price of $1.00.

ITEM 6.   PLAN OF OPERATION

The Company is at the implementation phase of its business plan. The market launch of the POPstar Global Partnership Program is currently in process. The Company plans to introduce key, value-added services, beginning with fax over IP, into the North American, Asia Pacific and Western Europe markets initially. Other services planned to be introduced include fax-to-email and email-to-fax services in the second quarter of 2000, voice over IP integration and unified messaging services in the third quarter of 2000. The Company's current initial partners are located in North America, Europe and Asia and provide the Company with an early global presence. The Company aims to provide a full range of IP products and services to the global, business-to-business, sector of the market.

Throughout the fiscal period ended December 31, 1999, the Company focused its efforts on the development of its Enroute Version 2.3 software product. The development of the Company's Enroute Version 2.3 software product was completed and released for commercial service at the end of January 2000. The Company's Enroute Version 2.3 product takes advantage of POPstar's distributed fax server technology to deliver fax traffic across the public Internet to users around the globe. The server runs on Solaris UNIX platform, the clients are Web based and file conversion utilities to convert documents to image (TIFF) format runs on NT operating systems. The Enroute Version 2.3 product development supports both single and double byte characters, making it suitable for use also in the Asian language markets. Other Enroute Version 2.3 developments provide secure compatibility with the IP Open Settlement Protocol standards. The Open Settlement Protocol allows for call clearing and settlement between independent partners.

Management anticipates that research and development expenditures for the fiscal period ending December 31, 2000 will be approximately $1,000,000.

The current research and development focus will be as follows:
o    Version 2.4 of Enroute in the short term.
o    Version 3.0 of Enroute in the long term.

The Enroute Version 2.4 development will focus on needed enhancements to Version 2.3, which will include the development of a new gatekeeper to replace the least cost routing daemon used in Version 2.3, the implementation of a secure socket
(SSL) program throughout the server to provide security features, a change in user authorization procedures, a real-time call record reporting gateway to established IP billing systems and a secure e-mail to fax service. Management anticipates that the Enroute Version 2.4 product will be released before the end of the second quarter of 2000 and add e-commerce functionality to the Company's product.

The development of the Enroute Version 3.0 IP unified messaging product will continue throughout 2000. Management anticipates that the first prototype of Version 3.0 of Enroute will be built and tested at the end of the first quarter in 2000. Management expects the prototype to support the storage and retrieval of voice, fax and e-mail messages in and from one mailbox, access to and from the mailbox via the PSTN and the Internet. POPstar products are Web based so that all messages are accessible to authorized users from any place in the world with Internet access.

The Version 3.0 IP unified messaging product is being developed to run across all platforms and operating systems. Management anticipates this development to include a series of applications to run on UNIX, NT, Linux and other operating systems and platforms without having to make operating system specific changes to the applications. The development targets the carrier and backbone markets: the product will be designed to scale to meet the needs of the target carriers. The cross-platform development is supported by an in-house developed library of universal messaging objects (UMO) written in C++ computing language. The UMO is being developed to allow the Company to adapt quickly to the rapid changes taking place in the exploding Internet market. The UMO is designed to allow all applications to be written just once for UNIX, NT and Linux compatibility.

The first major release of the new series will be Version 3.1, which is scheduled for the end of the third quarter in 2000. The Company anticipates this release to provide commercial grade unified messaging services to PSTN and desktop users. The Version 3.1 product will take advantage of the outgoing services provided through the Version 2.4 product.

The capital purchases scheduled for the fiscal period ending December 31, 2000 are expected to be in the order of $1,000,000, split between hardware and software at $750,000 and office furniture and equipment at $250,000. The hardware is needed to support primarily POPstar's own global gateways in Los

Angeles and Vancouver and on a lower scale to help seed the market in other countries.

The number of employees is expected to grow rapidly over the course of the fiscal period ending December 31, 2000 from the current 19 to a projected number of 45. Global offices are to be staffed in the UK, Canada and the US, also in Hong Kong, China and Singapore. Major growth is expected in customer sales and support services on a 7 days a week, 24 hours a day basis.

Overview

During 1999, the Company's business plan and efforts focused on the development of its Enroute Version 2.3 product and the recruitment of ISP partners. The Company began to commercially launch its fax-over-IP services in March 2000 and, therefore, did not generated any commercial revenue in fiscal 1999, apart from $61,708 of interest income.

The Company has increased its spending in research and development, sales and marketing, and general and administrative expenses. To the extent that such expenditures do not result in commercial revenues, the Company's business, results of operations and financial condition could be materially and adversely affected.

Due to the evolution of the Company's business strategy, the Company believes that its historical results of operations for the periods presented may not be directly comparable. The Company believes the historical results of operations do not fully reflect the operating results that are expected to be achieved following the commercial launch of the Company's value-added IP services.

The following  discussion  should be read in conjunction  with the  consolidated
financial   statements   and  the  related  notes  thereto  and  other  detailed
information appearing elsewhere herein.

Liquidity and Capital Resources

At December 31, 1999 the Company had cash and cash equivalents of $23,745. This compares to cash and cash equivalents of $nil as of December 31, 1998. Net cash used by operating activities increased from $nil for the period from December 17, 1998 to December 31, 1998 to $1,828,923 for the twelve months ended December 31, 1999. The increased use of cash is primarily attributable to the increase in the operating loss, of approximately $2,041,736. This increase was offset by increased 1999 financing activities, of $2,864,792, attributable to increase in payables to common controlled companies of $230,227 and increase in issuance of capital stock of $2,634,565. The balance of the difference is attributable to net changes in investing activities.

Investing activities for the twelve months ended December 31, 1999 totaled $1,012,124. The Company's investing activities included a note receivable from a company with common controlling shareholders of $1,000,000 and purchase of equipment of $12,124.

Net cash provided by financing activities amounted to $2,864,792. This is comprised of an increase of $230,277 in payables to common controlled companies and issuance of $2,634,565 of capital stock as follows:

     o On January 1, 1999, the Company's wholly owned subsidiary, POPstar-BVI issued an aggregate of 10,500,000 shares of Common Stock for gross proceeds of $9,565.50. Those 10,500,000 shares of Common Stock of POPstar-BVI were exchanged for Common Stock of the Company as a result of the recapitalization of the Company in July 1999 as described in Item 1 - "Business".

     o On March 30, 1999, POPstar-BVI completed a private placement of 1,750,000 shares of Preferred Stock at a purchase price of $0.833333 per share for gross proceeds of $1,458,333. Those 1,750,000 shares of Preferred Stock of POPstar-BVI were exchanged for Common Stock of the Company as a result of the recapitalization of the Company in July 1999 as described in Item 1 - "Business".

     o On June 30, 1999, POPstar-BVI completed a private placement of 625,000 shares of Preferred Stock at a purchase price of $0.833333 per share for gross proceeds of $520,833. Those 625,000 shares of Preferred Stock of POPstar-BVI were exchanged for Common Stock of the Company as a result of the recapitalization of the Company in July 1999 as described in Item 1 - "Business".

     o On July 20, 1999, the Company completed a private placement of 125,000 shares of Common Stock at a purchase price of $1.00 per share for gross proceeds of $125,000.

     o On September 10, 1999, the Company issued 22,500 shares of Common Stock at a price of $1.00 per share to the Company's then legal counsel for legal services rendered.

     o On November 12, 1999, the Company completed a private placement of a further 625,000 shares of Common Stock at a purchase price of $0.833333 per share for gross proceeds of $520,833.

Subsequent to the 1999 year end, the Company completed the following private placements:

     o On February 9, 2000, the Company completed a private placement of 1,500,000 shares of Common Stock at a purchase price of $2.00 per share for gross proceeds of $3,000,000.

     o On February 18, 2000, the Company completed a private placement of a further aggregate of 1,500,000 shares of Common Stock at a purchase price of $2.00 per share for gross proceeds of $3,000,000.

In addition, pursuant to share purchase agreements entered into on January 12, 1999, as amended by supplemental agreements dated March 29, 1999 and Investor Exchange Agreements dated July 13, 1999, the Company, through its wholly owned subsidiary, POPstar-BVI, contracted to sell in a private placement an aggregate of 3,000,000 shares of the Company's "restricted" Common Stock on or before March 31, 2000 at $0.833333 per share for gross proceeds anticipated to be in the amount of $2,500,000.

The Company's cash position less known commitments and contingencies as of yearend 1999 plus outside financing received through March 24, 2000 is expected to be adequate to fund the Company's on going operations during the 2000 fiscal year.

The Company's liquidity will be reduced as amounts are expended for continuing research and development, expansion of sales and marketing activities and development of its administrative functions. Additionally, the Company's liquidity will also be reduced as amount are used for purchases of capital assets. In addition, the Company continues to incur operating losses and will continue to need additional working capital to fund its operations, research and development, and marketing efforts for the 2001 fiscal year. As a result, the Company will be required to raise additional capital to finance its operations for the 2001 fiscal year and beyond. The Company intends to raise such additional funding through the sale of equity or convertible debt securities. However, there can be no assurance that the Company will be able to raise such additional capital when needed, or on terms commercially favorable to the Company, if at all. Such option will result in additional material dilution to the Company's stockholders.

If the company chooses to speed up its current growth by acquiring additional unified messaging companies, then significant additional capital in addition to the amounts detailed above will be required to meet these objectives. In that case, the Company will be required to raise additional funding though the sale of equity or convertible debt securities. There can be no assurance the Company will be able to raise sufficient capital necessary for the continuation of its acquisition strategy when needed, or on terms commercially favorable to the Company, if at all.

Year 2000 Issues

Because many computer applications have been written using two digits rather than four to define the applicable year, some data-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 Issue could result in system failures or miscalculations that could disrupt our operations.

To our knowledge, we have not experienced any system failures or disruptions of our operations resulting from the Year 2000 Issue, although we continue to monitor our systems.

To date, we have spent approximately $50,000 on year 2000 compliance. At this time, we do not expect to incur future expenditures relating to year 2000 compliance matters.

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to this item is set forth in the "Index" to Consolidated Financial Statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to the acquisition of POPstar-BVI by the Company as previously described, the Company engaged Barry L. Friedman, P.C., Certified Public Accountants ("BLF"), to audit the Company's financial statements for the fiscal years ended December 31, 1998, and December 31, 1997.

Subsequent to the acquisition of POPstar-BVI by the Company, the Company's newly appointed Board of Directors elected to retain KPMG LLP ("KPMG"), as their principal accountant to audit the Company's financial statements effective August 1, 1999. KPMG were previously the auditors of POPstar-BVI. There have been no disagreements between BLF, KPMG and Management of the type required to be reported under this Item since the date of their engagement.

On August 1, 1999, the Company's board of directors  determined to replace Barry
L. Friedman, P.C. ("BLF") as its auditors with KPMG LLP ("KPMG"), effective August 1, 1999.

The report of BLF on the Company's financial statements for the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was such opinion qualified or modified as to certainty, audit scope, or accounting principles. During the periods preceding the replacement of BLF, the Company had no disagreements with BLF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of the Company are as follows:

Name                       Age          Positions
----                       ---          ---------
John McDermott             63           President and Director

Thompson Chu               42           Chairman of the Board of Directors

Don Lau                    42           Secretary and Treasurer

William Wing Yan Lo        39           Director

Yong Kiat Rickie Tang      41           Director


John McDermott has served as the Company's President and a member of its Board of Directors since July 13, 1999. Since August 1989, Mr. McDermott has been President of TGI Technologies Ltd., a high technology manufacturing and research and development company. From 1978 to 1986, Mr. McDermott was an Executive Vice President at Glenayre Electronics in Vancouver, a Radio Paging, Radio Telephone and Voice Mail company. Prior to that, Mr. McDermott was Vice President of Marketing at Rockwell Wescom in Chicago. Mr. McDermott also held an engineering position with British Telecom and Alberta Government Telecom. He holds an engineering degree from Liverpool UK and is registered as a Professional Engineer in Canada since 1969. Mr. McDermott is expected to contribute the whole of his time to the operations of Company and its subsidiaries.

Thompson Chu has served as the Company's Chairman of the Board of Directors since July 13, 1999. Prior to that date, Mr. Chu has been the Chairman and a Director of POPstar-BVI since its inception. Since 1989, Mr. Chu has been the Chief Executive Officer of TGI. Mr. Chu has considerable management experience in the trading and telecommunications industries in North America, China and South East Asia. Mr. Chu has an MBA with distinction from INSEAD in France, a MSc in Science-Business Administration from the University of British Columbia, a Bachelors degree in Business Administration from Acadia University in Nova Scotia, a diploma in International Business from the Institute of Pacific Asian Management of the University of Hawaii and a diploma in French from the Universite Sainte-Anne in Nova Scotia. Mr. Chu is expected to contribute approximately 50% of his time to the operations of the Company and its subsidiary.

Don Lau has served as the Company's Secretary & Treasurer since July 13, 1999. Since January 1, 1999, Mr. Lau has been Vice President, Corporate Finance of POPstar-BVI. Between September 1995 to December 1998, Mr. Lau was Vice President, Corporate Finance for Tradeglobe Consulting Ltd., an international trade consulting and management company. Between November 1991 to July 1995, Mr. Lau was Managing Director, Corporate Finance of The Nikko Securities Co. Limited in Hong Kong, where he was responsible for the equity origination, merger, and acquisition business of Nikko Securities in Hong Kong. Mr. Lau has over 15 years experience in senior corporate finance positions with Bankers Trust, Nikko Securities and Schroders in Asia. Mr. Lau holds an MBA degree from the University of British Columbia and a Bachelors degree in Business Administration from Acadia University in Canada. Mr. Lau is expected to contribute the whole of his time to the operations of Company and its subsidiaries.

William Wing Yan Lo, J.P., joined the Company's Board of Directors on February 15, 2000. Dr. William Wing Yan Lo, J.P., has served as the Chairman and Chief Executive Officer of Netalone.com Ltd., a company listed on the Stock Exchange of Hong Kong, since December 1999. Netalone.com Ltd. is an integrated Internet investment, operation and service company. Before becoming the Chairman and Chief Executive Officer of Netalone.com Ltd., Dr. Lo was the Chief Executive Officer of Citibank's Global Consumer Banking business for Hong Kong, Macau and China from October 1998 to October 1999. Prior to his appointment at Citibank, Dr. Lo was with Hongkong Telecom since 1990. He was the Founder and became the first Managing Director of Hongkong Telecom's wholly-owned interactive multimedia subsidiary, Hongkong Telecom IMS Ltd. (HKTIMS) in 1995, and was responsible for developing the world's first commercial broadband Interactive TV
(iTV) service and Netvigator - the leading internet access and portal service provider in Hong Kong.

Dr. Lo is a prominent and respected person in Hong Kong and serves on a number of public-sector and private-sector committees. Dr. Lo is a member of the Stock Exchange of Hong Kong's Growth Enterprise Market Listing Committee. Dr. Lo was selected as a "1996 Global Leader for the Tomorrow" by the global organization World Economic Forum for his contributions in bringing multimedia technology and services to the people of Asia. He was appointed as a Justice of the Peace of the Hong Kong Special Administrative Region Government on July 1, 1999. Dr. Lo started his business career as a management consultant with McKinsey and Company, specializing in competitive strategy formulation, organization effectiveness and mergers and acquisitions. Dr. Lo holds a M.

Phil. Degree in Molecular Pharmacology and a Ph. D. degree in Genetic Engineering, both from Cambridge University.

Yong Kiat Rickie Tang has served as a member of the Company's Board of Directors since July 13, 1999. Prior to that date, Mr. Tang has been a Director of POPstar-BVI since March 29, 1999. Since July 1992, Mr. Tang has been the President and Chief Executive Officer of Kemayan Corporation Berhad, a conglomerate listed on the Main Board of the Kuala Lumpur Stock Exchange in Malaysia. Mr. Tang holds a Bachelor of Science degree with Honors in Estate Management from the National University of Singapore and a Graduate Diploma in Marketing from the Marketing Institute of Singapore.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and officers, and persons who own more than 10% of a registered class of the Company's securities, to file with the Securities and Exchange Commission initial reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater-than-10% shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 1999, its officers, Directors and greater-than-10% shareholders complied with all Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the years ended December 31, 1999, 1998 and 1997. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                           SUMMARY COMPENSATION TABLE

                                Annual Compensation                     Long Term Compensation
                                -------------------                     ----------------------
                                                                     Awards               Payouts
                                                                     ------               -------
                                                                     Restricte   Securities
                                                     Other Annual    Stock       Underlying   LTIP           All Other
Name and Principal               Salary    Bonus     Compensation    Awards ($)    Options    Payouts      Compensation
Position             Year         ($)        ($)          ($)                     SARs (#)       ($)            ($)
------------------               ------    -----     ------------    ----------    -------    -------      ------------
John McDermott       1999        83,333     -0-       5,600(1)          -0-        250,000       -0-            -0-
(President)
                     1998             0     -0-          -0-            -0-            -0-       -0-            -0-
                     1997             0     -0-          -0-            -0-            -0-       -0-            -0-

Thompson Chu         1999        50,000     -0-          -0-            -0-            -0-       -0-            -0-
(Chairman of the
Board)
                     1998             0     -0-          -0-            -0-            -0-       -0-            -0-
                     1997             0     -0-          -0-            -0-            -0-       -0-            -0-

Don Lau              1999        48,000     -0-          -0-            -0-        50,000        -0-            -0-
(Secretary &
Treasurer)
                     1998             0     -0-          -0-            -0-            -0-       -0-            -0-
                     1997             0     -0-          -0-            -0-            -0-       -0-            -0-
--------------------------------------------------------------------------------------------------------------------------

(1) Denotes sums paid to Mr. McDermott pursuant to his employment agreement for car allowance.



                                             OPTION/SAR GRANTS IN 12- MONTH
                                             PERIOD ENDED DECEMBER 31, 1999
                                                  (Individual Grants)

                            Number of Securities      Percent of Total
                                 Underlying        Options/SAR's Granted
                           Options/SAR's Granted      to Employees In         Exercise or Base
Name                                (#)                 Fiscal Year             Price ($/Sh)           Expiration Date
----------------------------------------------------------------------------------------------------------------------
John McDermott                    250,000                   33%                    $0.01               March 31, 2002

Thompson Chu                         0                       0                       0                        0

Don Lau                            50,000                    6.6%                  $1.00                June 30, 2002




                                      AGGREGATED OPTION/SAR EXERCISES IN 12- MONTH
                                             PERIOD ENDED DECEMBER 31, 1999
                                       AND DECEMBER 31, 1999 OPTIONS/SAR VALUES


                                                                    Number of Unexercised
                                                                    Securities Underlying       Value of Unexercised
                                                                    Options/SARs At             In-The-Money Option/SARs
                          Shares Acquired On    Value Realized      December 31, 1999 (#)       At December 31, 1999 ($)
Name                         Exercise (#)            ($)           Exercisable/Unexercisable    Exercisable/Unexercisable
----                         ------------            ---           -------------------------    -------------------------
John McDermott                   -0-                 -0-                 0 / 250,000                    247,500
Thompson Chu                     n/a                 n/a                     n/a                          n/a
Don Lau                          -0-                 -0-                 0 / 50,000                       -0-



Compensation of Directors

During the 1999 fiscal period, no Directors received any compensation for their services as Directors. Commencing March 1, 2000, Directors of the Company who are not officers will each receive a director's fee of $15,000 per annum.

Employment Contracts

On July 20, 1999, the Company entered into a three-year Employment Agreement with John McDermott, the Company's President, whereby the Company will pay Mr. McDermott an annual salary of $83,333. The Agreement also requires the Company to provide, at its expense, complete health insurance coverage for Mr. McDermott and his family and annual automobile allowance of $5,600 for business use. With effect from January 1, 2000, Mr. McDermott's annual salary was revised to $103,450.

On July 20, 1999, the Company entered into a two-year Employment Agreement with Thompson Chu, the Company's Chairman of the Board, whereby the Company will pay Mr. Chu an annual salary of $50,000 as compensation for his duties as executive chairman of the Company. The Agreement also requires the Company to provide, at its expense, complete health insurance coverage for Mr. Chu and his family. With effect from January 1, 2000, Mr. Chu's annual salary was revised to $103,450.

On July 20, 1999, the Company entered into a two-year Employment Agreement with Don Lau, the Company's Secretary and Treasurer, whereby the Company will pay Mr. Lau an annual salary of $48,000. The Agreement also requires the Company to provide, at its expense, complete health insurance coverage for Mr. Lau and his family. With effect from January 1, 2000, Mr. Lau's annual salary was revised to $59,600.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1999, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.


Title                                                                                  Common Stock          Percent of
of Class                        Name and Address of Beneficial Owner                    Outstanding          Outstanding
--------                        ------------------------------------                    -----------          -----------
Common Stock                    John McDermott                                                   0                   0%
                                107 East 3rd Avenue
                                Vancouver, BC Canada

Common Stock                    Don Lau                                                          0                   0%
                                107 East 3rd Avenue
                                Vancouver, BC Canada

Common Stock                    Thompson Chu                                                     0                   0%
                                107 East 3rd Avenue
                                Vancouver, BC Canada

Common Stock                    Yong Kiat Rickie Tang1                                   1,750,000                9.00%
                                335 Bukit Timah Road #10-02
                                Singapore 259718

Common Stock                    Pang Lin Choi2                                           8,525,000               43.84%
                                2702-6 Lucky Commercial Centre
                                103-9 Des Voeux Road West
                                Hong Kong

All Directors and Officers as                                                            1,750,000                9.00%
a Group (4 Persons in total)
---------------------------------

(1) Denotes shares beneficially owned by Mr. Tang but held by Kemayan E.C. Hybrid Ltd. Mr. Tang is a principal of Kemayan E.C. Hybrid Ltd.

(2) Denotes shares held by Mr. Pang Lin Choi as trustee of the John McDermott and Thompson Chu Family Trust. The John McDermott Family trust holds 2,000,000 shares of the Company's Common Stock (the "McDermott Shares"). The Thompson Chu Family Trust holds 6,525,000 shares of the Company's Common Stock (the "Chu Shares"). Mr. Choi, as trustee, holds sole voting and investment rights with respect to the McDermott and Chu shares.

The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 11, 1999, the Company's wholly owned subsidiary, POPstar-BVI, entered into a Licensing Agreement and a Services Agreement with TGI Technologies Ltd., for the licensing and service of the Internet Fax Technology, as previously described. Mr. John McDermott and Mr. Thompson Chu, officers of the Company are also officers of TGI. In addition, Mr. McDermott, Mr. Chu and Mr. Yong Kiat Rickie Tang are directors of TGI.

On March 30, 1999, the Company's wholly owned subsidiary, POPstar-BVI, entered into an unsecured promissory note with TGI whereby POPstar-BVI agreed to lend TGI the sum of $1,000,000. Said note provided interest terms of eight (8) percent per annum, compounded annually. The principal and interest are due on either the earlier of a demand by the Company or on March 30, 2001. Mr. John McDermott and Mr. Thompson Chu, officers of the Company are also officers of TGI. In addition, Mr. McDermott, Mr. Chu and Mr. Yong Kiat Rickie Tang are directors of TGI.

As previously discussed, on July 20, 1999, the Company acquired all of the outstanding common and preferred stock of POPstar-BVI in a business combination described as a "recapitalization." For accounting purposes, the acquisition has been treated as the acquisition of POPstar (the Registrant) by POPstar-BVI. Such shares include the shares owned by officers and directors of the Company as set forth in the Section "Security Ownership of Certain Beneficial Owners and Management" hereunder.

On March 15, 1999, the Company's wholly owned subsidiary, POPstar-Asia, entered into an oral month-to-month lease for the lease of approximately 1,000 square feet of executive offices located at Westlands Centre, Room 908, 20 Westlands Road, Quarry Bay, Hong Kong to serve as a sales, marketing, and technical support facility for the Company's Asian operations at a rental rate of $2,000 per month. The leased premises are owned by Easewell Management Ltd., a company beneficially owned by Mr. Thompson Chu, the Company's Chairman of the Board.

On January 1, 2000, the Company entered into an oral month-to-month lease for the lease of approximately 4,800 square feet of administrative space located at 107 East 3rd Avenue, Vancouver, British Columbia, Canada to serve as the Company's temporary headquarters at a rental rate of $4,000 per month. The leased premises are owned by Tradeglobe Consulting Ltd. Mr. McDermott and Mr. Chu, officers and directors of the Company, are also officers and directors of Tradeglobe Consulting Ltd.

On January 1, 2000, POPstar Communications Asia Pacific Limited entered into an oral month-to-month lease for approximately 1,830 square feet of executive office space at Room 405A, 11 Fu Cheng Men Wai Street, Xi Cheng District, Beijing to serve as its representative office in Beijing, at a rental rate of $2,200 per month. The owner of the office space is Mr. Thompson Chu, the Company's Chairman of the Board.

On January 12, 1999, as amended by a supplemental agreement dated March 29, 1999 and an Investor Exchange Agreement dated July 13, 1999, the Company, through its wholly owned subsidiary, POPstar-BVI, contracted to sell, and Kemayan E.C. Hybrid Ltd. (a company beneficially owned by Mr. Yong Kiat Rickie Tang, a director of the Company) contracted to purchase, 250,000 shares of the Company's "restricted" Common Stock on or before March 31, 2000 at $0.833333 per share for gross proceeds anticipated to be in the amount of $208,333.

On February 2, 2000, the Company entered into a Share Subscription Agreement with Netalone.com(BVI) Ltd. for the subscription by Netalone.com(BVI) Ltd. of 1,500,000 shares of the Company's restricted Common Stock at $2.00 per share for gross proceeds of $3,000,000. As further consideration for the Share Subscription Agreement, the Company granted Netalone.com(BVI) Ltd. an option to purchase an additional 1,500,000 shares of restricted Common Stock of the Company at an exercise price of $2.00 per share at any time prior to the date which is 3 months subsequent the date on which the Company's Common Stock are relisted and/or quoted on the OTCBB. The Share Subscription Agreement was subsequently assigned from Netalone.com(BVI) Ltd. to Rich Income International Limited (which later changed its name to Innovestor.com Ltd.) pursuant to an Assignment Agreement dated February 9, 2000. Dr. William Wing Yan Lo, who joined the Company's Board of Director on February 15, 2000, is the Chairman and Chief Executive Officer of Netalone.com Ltd., the parent company of Netalone.com(BVI) Ltd. and Innovestor.com Ltd.

On February 2, 2000, the Company's wholly owned subsidiary, POPstar-BVI, entered into a Set Off Agreement with TGI pursuant to which POPstar-BVI may set off amounts owing to TGI pursuant to provisions of the Licensing Agreement dated January 11, 1999 against any amounts owing by TGI to POPstar-BVI pursuant to provisions of the promissory note owed by TGI to POPstar-BVI dated March 30, 1999. At December 31, 1999, no amounts were set off. Mr. McDermott and Mr. Chu, officers of the Company are also officers of TGI. In addition, Mr. McDermott, Mr. Chu and Mr. Tang are directors of TGI.

On February 2, 2000, the Company entered into a Nominee Directors Agreement with Kemayan E.C. Hydrid Ltd., Netalone.com(BVI) Ltd., trustee of the Thompson Chu Family Trust and trustee of the John McDermott Family Trust giving them certain entitlements regarding the appointment of their respective nominees to serve as directors of the Company. Kemayan E.C. Hybrid Ltd. is a company beneficially owned by Mr. Yong Kiat Rickie Tang, a director of the Company. Dr. William Lo, a director of the Company, is the Chairman and Chief Executive Officer of the parent company of Netalone.com(BVI) Ltd. Mr. Thompson Chu, a director of the Company, is a beneficiary of the Thompson Chu Family Trust. Mr. John McDermott, a director of the Company, is a beneficiary of the John McDermott Family Trust.

On February 2, 2000, the Company and POPstar-BVI entered into a Termination Agreement with Kemayan E.C. Hybrid Ltd., Sunfield Industries Limited, Uprising Overseas Limited, Golden Harvest Overseas Limited, trustee of the Thompson Chu Family Trust and trustee of the John McDermott Family Trust pursuant to which certain rights entitled to by Kemayan E.C. Hybrid Ltd., Sunfield Industries Limited, Uprising Overseas Limited and Golden Harvest Overseas Limited were terminated. Kemayan E.C. Hybrid Ltd. is a company beneficially owned by Mr. Yong Kiat Rickie Tang, a director of the Company. Mr. Thompson Chu, a director of the Company, is a beneficiary of the Thompson Chu Family Trust. Mr. John McDermott, a director of the Company, is a beneficiary of the John McDermott Family Trust.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

EXHIBIT        DESCRIPTION OF EXHIBIT
-------        ----------------------
 2.1*          Acquisition  Agreement between POPstar  Communications,  Inc. and
               POPstar Global Communications Inc., dated July 13, 1999

 3.1*          Articles of Incorporation

 3.2*          Amended  Articles  of   Incorporation,   filed  with  the  Nevada
               Secretary of State on May 19, 1999

 3.3*          Bylaws of the Company

10.1* Telecommunications Services Agreement by and between INNOSYS COMMUNICATIONS, INC. and POPstar Global Communications Inc., dated December 18, 1998

10.2* Licensing Agreement between TGI Technologies Ltd. and POPstar Global Communications Inc., dated January 11, 1999

10.3* Services Agreement by and between TGI Technologies Ltd. and POPstar Global Communications Inc., dated January 11, 1999

10.4* Promissory Note in the amount of U.S. $1,000,000 between TGI Technologies Ltd. and POPstar Global Communications Inc., dated March 30, 1999

10.5*+ Employment agreement by and between POPstar Global Communications Inc. and Don Lau, dated July 20, 1999

10.6*+ Employment agreement by and between POPstar Global Communications Inc. and John McDermott, dated July 20, 1999

10.7*+ Employment agreement by and between POPstar Global Communications Inc. and Thompson Chu, dated July 20, 1999

10.8* Services Agreement by and between TransNexus, LLC and POPstar Global Communications Inc., dated August 10, 1999

10.9           Share    Subscription    Agreement   by   and   between   POPstar
               Communications, Inc. and Netalone.com (BVI) Ltd. dated February 2, 2000

10.10          Set Off Agreement dated February 2, 2000

10.11          Nominee Directors Agreement dated February 2, 2000

10.12          Termination Agreement dated February 2, 2000

10.13          Assignment Agreement dated February 9, 2000

EXHIBIT        DESCRIPTION OF EXHIBIT
-------        ----------------------
10.14          Share    Subscription    Agreement   by   and   between   POPstar
               Communications,  Inc. and Prime Star Asia Limited dated  February
               11, 2000

10.15          Share    Subscription    Agreement   by   and   between   POPstar
               Communications, Inc. and iTELEWAY, Inc. dated February 11, 2000

16*            Letter by former auditor Barry L. Friedman

27             Financial Data Schedule

------------------

* Incorporated by reference to the Registrant's Registration Statement on Form 10-SB (File No. 0-27213).

+    Indicates management contract.


(b)  Reports on Form 8-K.

At the request of the Commission, the Company filed a Current Report on Form 8-K on January 31, 2000, to file a copy of its audited financial statements as of and for the period from December 17, 1998 (inception date) to December 31, 1998. These financial statements give effect to the reverse acquisition by the Company of Cherokee Leather, Inc.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 29, 2000                POPSTAR COMMUNICATIONS, INC.


                              /s/   JOHN McDERMOTT
                              -------------------------------------
                              JOHN McDERMOTT
                              Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 1999.

/s/ Thompson Chu
---------------------------     Chairman of the Board and Director
Thompson Chu


/s/ John McDermott
---------------------------     Chief Executive Officer
John McDermott


/s/ Yong Kiat Rickie Tang
---------------------------     Director
Yong Kiat Rickie Tang


/s/ William Wing Yan Lo
---------------------------     Director
William Wing Yan Lo

/s/ Don Lau
---------------------------     Secretary and Treasurer
Don Lau

                          POPSTAR COMMUNICATIONS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Auditors .............................................F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998 ...............F-3

Consolidated  Statements of Operations and Deficit for
  the Year Ended  December 31, 1999 and for the Period from
  Incorporation on December 17, 1998 to December 31, 1998 ..................F-4

Consolidated Statements of Cash Flow for the Year Ended
  December 31, 1999 and for the Period from Incorporation
  on December 17, to December 31, 1998 .....................................F-5

Notes to Consolidated Financial Statements .................................F-6

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
POPstar Communications, Inc.

We have audited the consolidated balance sheets of POPstar Communications, Inc. (a Development Stage Company) as at December 31, 1999 and 1998 and the consolidated statements of operations and deficit and cash flows for the year ended December 31, 1999, the period from incorporation on December 17 1998 to December 31, 1998 and for the period from incorporation on December 17, 1998 to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999, the period from incorporation on December 17 1998 to December 31, 1998 and for the period from incorporation on December 17, 1998 to December 31, 1999 in accordance with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Chartered Accountants

Vancouver, Canada

March 17, 2000

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Consolidated Balance Sheets
(Expressed in U.S. Dollars)

December 31, 1999 and 1998



---------------------------------------------------------------------------------------------------------------------------
                                                                                     1999                 1998
---------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                                  $       23,745                $   -
     Note receivable from a company with common controlling
       shareholders (note 4)                                                    1,000,000                    -
     Prepaid expenses                                                               2,739                    -
---------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                       1,026,484                    -

     Equipment                                                                     12,124                    -
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                               $    1,038,608                $   -
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                      $      160,505                $   -
     Accrued liabilities                                                           35,064                    -
     Payable to companies with common controlling shareholders
       (note 5)                                                                   230,227                    -
---------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                    425,796                    -

     Shareholders' equity:
         Capital stock (note 6)
           Authorized: 50,000,000 common voting shares, par
                       value of $0.001 per share
           Issued and outstanding: 19,447,500 common voting
                                   shares                                       2,654,548                    -
         Deficit accumulated in the development stage                          (2,041,736)                   -
---------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                   612,812                    -

Going concern (note 2)
Commitment (note 9)
Contingency (note 10)
Subsequent events (note 13)

---------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                 $    1,038,608                $   -
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------------
                                                                              Period from          Period from
                                                                         incorporation on     incorporation on
                                                                             December 17,         December 17,
                                                        Year ended                1998 to              1998 to
                                                      December 31,           December 31,         December 31,
                                                              1999                   1998                 1999
---------------------------------------------------------------------------------------------------------------------------
Revenues:
     Interest income (note 4)                        $      61,708                 $    -        $      61,708

Expenses:
     Accounting and audit fees                              20,234                      -               20,234
     Bank interest and charges                               2,575                      -                2,575
     Commission                                             72,916                      -               72,916
     Foreign exchange loss                                   1,086                      -                1,086
     Legal and professional fees                           296,190                      -              296,190
     License fee                                            25,000                      -               25,000
     Management fee                                          1,950                      -                1,950
     Office                                                 21,352                      -               21,352
     Rent                                                   28,576                      -               28,576
     Salaries and wages                                     93,371                      -               93,371
     Sales and marketing                                    33,263                      -               33,263
     Travel and entertainment                               38,692                      -               38,692
     Related party transactions:
         License fee (note 7(a))                           391,074                      -              391,074
         Management fees (note 7(b))                       366,578                      -              366,578
         Administrative and office salaries
           (note 7(b))                                      72,352                      -               72,352
         Sales and marketing fees (note 7(b))              100,027                      -              100,027
         Software development (note 7(b))                  403,438                      -              403,438
         Travel and entertainment (note 7(b))              119,744                      -              119,744
---------------------------------------------------------------------------------------------------------------------------
     Total expenses                                      2,088,418                      -            2,088,418
---------------------------------------------------------------------------------------------------------------------------
Net loss before income taxes                             2,026,710                      -            2,026,710

Income taxes                                                15,026                      -               15,026
---------------------------------------------------------------------------------------------------------------------------
Net loss                                                 2,041,736                      -            2,041,736

Deficit accumulated during the development
   stage, beginning of period                                 -                         -                 -
---------------------------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
   stage, end of period                              $   2,041,736                 $    -        $   2,041,736
---------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per weighted
   share (note 3(g))                                 $        0.14                 $    -        $        0.14
---------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
   outstanding                                          14,111,343                      -           14,111,343
---------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------------
                                                                              Period from          Period from
                                                                         incorporation on     incorporation on
                                                                             December 17,         December 17,
                                                        Year ended                1998 to              1998 to
                                                      December 31,           December 31,         December 31,
                                                              1999                   1998                 1999
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                       $   (2,041,736)                $    -       $   (2,041,736)
     Non-cash transactions:
         Common shares issue in consideration
           for legal services rendered                      22,500                      -               22,500
         Net costs deemed to be issued on
           recapitalization                                 (2,517)                     -               (2,517)
     Changes in non-cash operating
       working capital:
         Prepaid expenses                                   (2,739)                     -               (2,739)
         Accounts payable                                  160,505                      -              160,505
         Accrued liabilities                                35,064                      -               35,064
---------------------------------------------------------------------------------------------------------------------------
     Total cash flows from operating activities         (1,828,923)                     -           (1,828,923)

Cash flows from financing activities:
     Payable to common controlled companies                230,227                      -              230,227
     Issuance of capital stock                           2,634,565                      -            2,634,565
---------------------------------------------------------------------------------------------------------------------------
     Total cash flows from financing activities          2,864,792                      -            2,864,792

Cash flows from investing activities:
     Note receivable from a company with
       common controlling shareholders                  (1,000,000)                     -           (1,000,000)
     Purchase of equipment                                 (12,124)                     -              (12,124)
---------------------------------------------------------------------------------------------------------------------------
     Total cash flows from investing activities         (1,012,124)                     -           (1,012,124)
---------------------------------------------------------------------------------------------------------------------------
Increase in cash                                            23,745                      -               23,745

Cash, beginning of period                                     -                         -                 -
---------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                 $       23,745                 $    -       $       23,745
---------------------------------------------------------------------------------------------------------------------------
Supplementary information:
     Income taxes paid (note 8)                     $       15,026                 $    -       $       15,026
     Interest expense paid                                   2,575                      -                2,575
---------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Year ended December 31, 1999 and
Period from incorporation on December 17, 1998 to December 31, 1998
--------------------------------------------------------------------------------


1.   Operations:

     The Company was incorporated on June 19, 1995 under the laws of the State of Nevada as Cherokee Leather, Inc. On May 17, 1999, the Company changed its name to POPstar Communications, Inc. The Company is a provider of Internet based facsimile transmission technology and is in the process of field testing its services, as such, it is considered a development stage company.

     On July 20, 1999, the Company acquired all the issued and outstanding common and preferred shares of POPstar Global Communications Inc. ("POPstar") in exchange for 12,875,000 common shares of the Company with the management of POPstar continuing to manage operations for the combined entity. The common shares of the Company issued in exchange for the shares of POPstar cannot be sold until July 20, 2000 except pursuant to an effective registration statement under the United State laws or upon the express written agreement of the Company. As the Company had no significant operations to the date of the acquisition, the transaction was accounted for as a capital transaction, whereby POPstar was considered to have issued common shares for consideration equal to the net monetary assets of the Company. Accordingly, these consolidated financial statements reflect the assets, liabilities, revenues and expenses of POPstar for all periods prior to July 20, 1999 consolidated with those of the Company from the date of the capital transaction.

2.   Going concern:

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenue sufficient to cover its operating costs and to allow it to generate sufficient cash flows to fund operations and meet its liabilities as they become due. During 1999, the Company issued shares for cash (note 6(a)) and commenced development of certain licensed software (note 7(a)). Subsequent to December 31, 1999, the Company issued additional shares for cash consideration (note 13). Management anticipates that cash will continue to be available from its shareholders, the company with the common controlling shareholders (note 4), or from additional security issuances to fund operating requirements for the next fiscal year. There is no guarantee that the licensed software will generate revenues sufficient to cover its operating costs or that proceeds received from the issuance of shares or other sources will maintain the Company until that time.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements, page 2
(Expressed in U.S. Dollars)

Year ended December 31, 1999 and
Period from incorporation on December 17, 1998 to December 31, 1998
--------------------------------------------------------------------------------


3.   Significant accounting policies:

     (a)  Basis of presentation:

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, POPstar, POPstar Communications Asia Pacific Ltd. ("POPstar Asia") and POPstar Communications Canada Corp. All intercompany balances and transactions have been eliminated.

          As the Company has not commenced commercial operations at December 31, 1999, for accounting purposes it is considered to be a development stage enterprise.

     (b)  Foreign operations:

          The functional currency of the Company's wholly-owned subsidiaries outside of the United States is the United States dollar. Monetary items of those operations that are originally denominated in foreign currencies are translated into United States dollars at the rate of exchange in effect of the balance sheet date and non-monetary items are translated at historical exchange rates. Revenues and expenses are translated at the rate of exchange in effect on the dates they occur.

          Depreciation or amortization of assets translated at historical exchange rates are translated at the same exchange rates as the assets to which they relate.

          Exchange gains and losses arising on the translation of monetary items are included in income for the current period.

     (c)  Equipment:

          Equipment   is  stated  at  cost.   Depreciation   is  provided  on  a
          straight-line basis at a rate of 25% per annum.

     (d)  Software development:

          Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. The Company assesses whether it has met the relevant criteria for deferral and amortization at each reporting date. No such expenditures have met these criteria to December 31, 1999.

     (e)  Income taxes:

          Income taxes are provided for using the asset and liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between the carrying values of assets and liabilities for financial and tax reporting purposes and of tax loss carryforwards based on the enacted tax rates in the expected period of reversal of the difference.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements, page 3
(Expressed in U.S. Dollars)

Year ended December 31, 1999 and
Period from incorporation on December 17, 1998 to December 31, 1998
--------------------------------------------------------------------------------


3.   Significant accounting policies (continued):

     (e)  Income taxes (continued):

          A valuation allowance is provided to the extent that it is not considered more likely than not that the deferred tax assets arising due to loss carryforwards or temporary differences will be realized.

     (f)  Use of estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

          Assumptions underlying these estimates are limited by the availability of reliable data and the uncertainty of predictions concerning future events. Consequently, the estimates and assumptions made do not necessarily result in a precise determination of reported amounts. Actual results could differ from those estimates.

     (g)  Loss per share:

          Basic loss per share is computed by dividing losses attributable to the common shareholders by the weighted average number of common shares outstanding during the period. Under the capitalization accounting described in note 1, the shares issued to the former shareholders of POPstar are considered to have been outstanding for all periods presented proportionate to their date of issuance. Diluted loss per share reflects per share amounts that would have resulted if dilutive securities, such as the common share options, had been converted to common stock at the later of the beginning of the period or their date of issuance.

          The losses attributable to the common shareholders is represented by the net loss of $2,041,736. The weighted average number of common shares outstanding during the period is calculated as follows:


                                                                                                      Weighted
                                                                                   Number            number of
                                                                                of common            of shares
                                                                            shares issued          outstanding
---------------------------------------------------------------------------------------------------------------------
         Shares outstanding, December 31, 1998                                  5,800,000            2,621,918
         Shares issued on recapitalization                                     12,875,000           11,338,425
         Shares issued subsequent to recapitalization                             772,500              151,000
---------------------------------------------------------------------------------------------------------------------
                                                                               19,447,500           14,111,343
---------------------------------------------------------------------------------------------------------------------

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements, page 4
(Expressed in U.S. Dollars)

Year ended December 31, 1999 and
Period from incorporation on December 17, 1998 to December 31, 1998
--------------------------------------------------------------------------------


3.   Significant accounting policies (continued):

     (g)  Loss per share (continued):

          As at December 31, 1999, the 757,500 issued and outstanding options to acquire common shares of the Company (note 6(b)) and the subscriptions to issue 3,000,000 common shares of the Company (note 6(c)) are not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

     (h)  Stock based compensation:

          Stock based compensation awarded as a result of stock options granted to non-employees are accounted for using the fair value based method of accounting. The fair value is determined using the option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. Any compensation is recognized over the service period of the stock options being granted, represented by the vesting period.

          Stock options granted in exchange for employee services rendered have been accounted for using the intrinsic value based method whereby the excess, if any, of the quoted market price of the stock at the grant date over the exercise price is recognized in the period of granting. The Company has elected to adopt the disclosure only provision of Statement of Financial Accounting Standards No. 123 ("FAS 123") with respect to option grants to employees.

          Stock issued in exchange for services rendered have been accounted for based on the estimated fair value of the equity instruments at the date of issuance.

4.   Note receivable from a company with common controlling shareholders:

     The note receivable from TGI Technologies Ltd. ("TGI") is unsecured and bears interest at 8% per annum. Both TGI and the Company have greater than 50% of their respective voting shares owned by the same group of shareholders. The funds were loaned to TGI on March 30, 1999 from monies received on the issuance of shares of the Company. The principal and any outstanding accrued interest are due on the earlier of demand by the Company or March 30, 2001. During the year, the Company received interest income of $60,703 from TGI.

5.   Payable to companies with common controlling shareholders:

     The  payables  to  companies  with  common  controlling   shareholders  are
     non-interest bearing, unsecured and have no specific terms of repayment.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements, page 5
(Expressed in U.S. Dollars)

Year ended December 31, 1999 and
Period from incorporation on December 17, 1998 to December 31, 1998
--------------------------------------------------------------------------------


6.   Capital stock:

     (a)  Common shares:

         ------------------------------------------------------------------------------------------------------
                                                                                   Shares               Amount
         ------------------------------------------------------------------------------------------------------
         POPstar Global Communications Inc.:
              Common share issued for cash                                           -           $        -
         ------------------------------------------------------------------------------------------------------
              Balance, December 31, 1998                                             -                    -

              Common shares issued for cash at $0.000911 per share             10,500,000                9,565
              Preferred shares issued for cash at $0.833333 per share           2,375,000            1,979,167
         ------------------------------------------------------------------------------------------------------
         Capital stock prior to recapitalization                               12,875,000        $   1,988,732
         ------------------------------------------------------------------------------------------------------
         POPstar Communications, Inc.:
              Balance, January 1, 1998 and December 31, 1998                    5,800,000        $       5,800

              Adjustment on recapitalization:
              Common shares of POPstar Global Communications
                Inc. deemed to have been outstanding prior to
                recapitalization that were issued, net of costs                12,875,000            1,988,732
              Net costs deemed to be issued on recapitalization
                equaling the deficit of POPstar Communications, Inc.                 -                  (8,317)
         ------------------------------------------------------------------------------------------------------
              Capital stock subsequent to recapitalization                     18,675,000            1,986,215

              Common shares issued for cash at $1.00 per share                    125,000              125,000
              Common shares issued in consideration for legal
                services rendered                                                  22,500               22,500
              Common shares issued for cash at $0.833333 per share                625,000              520,833
         ------------------------------------------------------------------------------------------------------
         Balance, December 31, 1999                                            19,447,500        $   2,654,548
         ------------------------------------------------------------------------------------------------------

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements, page 6
(Expressed in U.S. Dollars)

Year ended December 31, 1999 and
Period from incorporation on December 17, 1998 to December 31, 1998
--------------------------------------------------------------------------------


6.   Capital stock (continued):

     (b)  Options:

          During the year, the Company adopted a stock option plan (the "Plan") pursuant to which the Company may grant stock options to management, employees and contractors. The Plan authorizes grants of options to purchase up to 757,500 shares of authorized but unissued common stock. Subsequent to year end, the Company authorized an additional 1,247,250 common shares under the Plan to be eligible to be granted as options. Stock options are granted with an exercise price equal to the stock's market value at the date of the grant. The stock options have various periods to expiry as noted in the tables below.

        ------------------------------------------------------------------------
                                              1999                         1998
                                           options      Exercise        options
                                       outstanding         price    outstanding
        ------------------------------------------------------------------------
         Outstanding, beginning
           balance                            -         $    -                -
         Granted                           467,500          0.01              -
         Granted                           290,000          1.00              -
        ------------------------------------------------------------------------
         Outstanding and
           exercisable, December 31        757,500      $   0.39              -
        ------------------------------------------------------------------------

          The fair value of options granted during 1999 averaged $0.10 per share, calculated by applying the Black Scholes model as discussed below.

          The following table summarizes options outstanding and exercisable at December 31, 1999:

        ------------------------------------------------------------------------
                                     Outstanding
                         --------------------------------
                                                 Weighted
         Exercise                          average period         Exercisable
         prices            Number     remaining to expiry              number
        ------------------------------------------------------------------------
                                                 (months)
         $0.01           467,500                     21.1             127,500
         $1.00           290,000                     28.0              40,000
        ------------------------------------------------------------------------
                         757,500                                      167,500
        ------------------------------------------------------------------------

          517,500 of the stock options were originally granted as options to acquire common shares of POPstar. Upon acquisition of POPstar by the Company on July 20, 1999 (note 1), the options were converted into options to acquire common shares of the Company at the same exercise price. The remaining 240,000 were granted by the Company subsequent to the acquisition.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements, page 7
(Expressed in U.S. Dollars)

Year ended December 31, 1999 and
Period from incorporation on December 17, 1998 to December 31, 1998
--------------------------------------------------------------------------------


6.   Capital stock (continued):

     (b)  Options:

          The grant date fair value price has been calculated using the Black Scholes option pricing model with the following weighted average assumptions: volatility of 8%, expected dividend yield of 0%, risk-free interest rate of 5% and an expected life of three years. Total compensation recognized in income for stock based compensation awards as a result of stock options granted for the year is nil (1998
          - nil). Based on these factors, had compensation expense for the Company's stock options been recognized based on a fair value methodology as prescribed by FAS 123, the Company's net loss and loss per share would have been as follows:

        ------------------------------------------------------------------------
                                                           1999           1998
        ------------------------------------------------------------------------
         Net loss                                $    2,041,736          $   -
         Fair value of options granted                   37,700              -
        ------------------------------------------------------------------------
         Pro forma net loss                      $    2,079,436          $   -
        ------------------------------------------------------------------------
         Pro forma loss per share                $        0.15           $   -
        ------------------------------------------------------------------------


     (c)  Subscriptions:

          On March 31, 1999, the Company received subscriptions to issue 3,000,000 common shares of the Company at a price of $0.833333 per common share. The transaction will close on March 31, 2000 with cash being received and shares being issued on that date.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements, page 8
(Expressed in U.S. Dollars)

Year ended December 31, 1999 and
Period from incorporation on December 17, 1998 to December 31, 1998
--------------------------------------------------------------------------------


7.   Related party transactions:

     Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

     (a) On January 11, 1999, the Company entered into a Licensing Agreement with TGI, a company with common controlling shareholders, whereby the Company has been granted the exclusive commercial exploitation rights to certain Internet fax server software (the "Software"). Under this license, the Company has agreed to pay a percentage of the net revenues resulting from the commercial activities of the Software, subject to a specified annual minimum, as follows:

           -------------------------------------------------------------------
            Calendar                         Percentage               Annual
            year                           of net sales              minimum
           -------------------------------------------------------------------
            1999                                8%                 $  400,000
            2000                                6%                    600,000
            2001                                4%                    500,000
            2002                                2%                    500,000
           -------------------------------------------------------------------


          The agreement provides that the Company can offset any amounts owing to TGI against the note receivable disclosed in note 4. At December 31, 1999, no setoffs have been applied. During 1999, the Company recorded expenditures of $391,074 in license fees to TGI, being the annual minimum prorated from the start date of agreement.

     (b) The Company has also entered into an agreement with TGI, a company under common control, whereby TGI will provide technical assistance, software development, marketing, management and other services, as required. The charge is based on TGI's direct and indirect costs of the services provided plus 15%.

          During the year, the Company incurred service fees, including the 15%, under this agreement totalling $1,062,139.

     (c) During the year, POPstar Asia entered into a leasing arrangement with Easewell Management Ltd., a company with a common director as the Company. The office space is rented on a month to month basis for $2,000 per month.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements, page 9
(Expressed in U.S. Dollars)

Year ended December 31, 1999 and
Period from incorporation on December 17, 1998 to December 31, 1998
--------------------------------------------------------------------------------


8.   Income taxes:

     There is no provision for income taxes for the period ended December 31, 1999, due to the loss and no state income tax in Nevada. Income taxes recorded on the consolidated statements of operations and deficit represents withholding taxes on interest income. The Company's total deferred tax asset as of December 31, 1999 is as follows:

     Deferred tax asset                               $     306,673
     Valuation allowance                                   (306,673)
---------------------------------------------------------------------------
     Net deferred tax asset                           $        -
---------------------------------------------------------------------------


9.   Commitment:

     On August 10, 1999, the Company entered into a non-exclusive, royalty free Service Agreement with TransNexus, LLC, a company incorporated under the laws of the State of Georgia. Under the terms of the Agreement, TransNexus, LLC will provide financial transaction settlement services and billing information to Internet Service Providers using the Company's technology in exchange for a percentage of the billings. The charging rates for these arrangement have been established through negotiation subsequent to year end.

10.  Uncertainty due to the Year 2000 Issue:

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the Company, including those related to customers, suppliers, contractors or other third parties, have been fully resolved.

11.  Financial instruments:

     The carrying values of cash, notes receivable from a company with common controlling shareholders, accounts payable, accrued liabilities and payable to companies with common controlling shareholders approximate their fair value due to the relatively short periods to maturity of the instruments.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements, page 10
(Expressed in U.S. Dollars)

Year ended December 31, 1999 and
Period from incorporation on December 17, 1998 to December 31, 1998
--------------------------------------------------------------------------------


12.  Segmented information:

     The assets and revenue of the Company have been classified for segmented information purposes based on the location of the Company's operations. In 1999, the majority of the assets and revenue were located and earned in Canada.

13.  Subsequent events:

     Subsequent to December 31, 1999:

     (a) the Company issued 3,000,000 common shares for total proceeds of $6,000,000. The Company also granted the purchasers options to acquire 3,000,000 common shares of the Company exercisable at $2 per common share. The options expire three months subsequent to the date on which the Company's shares are relisted and/or quoted on the NASDAQ Over-The-Counter Bulletin Board; and

     (b) 2,400,000 previously issued common shares were cancelled by the Company for no consideration.

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT        DESCRIPTION OF EXHIBIT
-------        ----------------------

 2.1* Acquisition Agreement between POPstar Communications, Inc. and POPstar Global Communications Inc., dated July 13, 1999

 3.1*          Articles of Incorporation

 3.2*          Amended  Articles  of   Incorporation,   filed  with  the  Nevada
               Secretary of State on May 19, 1999

 3.3*          Bylaws of the Company

10.1* Telecommunications Services Agreement by and between INNOSYS COMMUNICATIONS, INC. and POPstar Global Communications Inc., dated December 18, 1998

10.2* Licensing Agreement between TGI Technologies Ltd. and POPstar Global Communications Inc., dated January 11, 1999

10.3* Services Agreement by and between TGI Technologies Ltd. and POPstar Global Communications Inc., dated January 11, 1999

10.4* Promissory Note in the amount of U.S. $1,000,000 between TGI Technologies Ltd. and POPstar Global Communications Inc., dated March 30, 1999

10.5*+ Employment agreement by and between POPstar Global Communications Inc. and Don Lau, dated July 20, 1999

10.6*+ Employment agreement by and between POPstar Global Communications Inc. and John McDermott, dated July 20, 1999

10.7*+ Employment agreement by and between POPstar Global Communications Inc. and Thompson Chu, dated July 20, 1999

10.8* Services Agreement by and between TransNexus, LLC and POPstar Global Communications Inc., dated August 10, 1999

10.9           Share    Subscription    Agreement   by   and   between   POPstar
               Communications, Inc. and Netalone.com (BVI) Ltd. dated February 2, 2000

10.10          Set Off Agreement dated February 2, 2000

10.11          Nominee Directors Agreement dated February 2, 2000

10.12          Termination Agreement dated February 2, 2000

10.13          Assignment Agreement dated February 9, 2000

EXHIBIT        DESCRIPTION OF EXHIBIT
-------        ----------------------

10.14          Share    Subscription    Agreement   by   and   between   POPstar
               Communications, Inc. and Prime Star Asia Limited dated February 11, 2000

10.15          Share    Subscription    Agreement   by   and   between   POPstar
               Communications, Inc. and iTELEWAY, Inc. dated February 11, 2000

16*            Letter by former auditor Barry L. Friedman

27             Financial Data Schedule

------------------

* Incorporated by reference to the Registrant's Registration Statement on Form 10-SB (File No. 0-27213).

+    Indicates management contract.