Form 10QSB
period 2000-03-31
POPSTAR COMMUNICATIONS INC
filed 2000-05-15
CIK 1093685

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

Number of shares of Common Stock of $0.001 par value outstanding of the issuer as of April 30, 2000: 21,887,500

Transitional Small Business Disclosure Format (Check  one); Yes [ ]  No [X]

                          POPSTAR COMMUNICATIONS, INC.


                                                                                           Page

PART I.   FINANCIAL INFORMATION ..............................................................3

Item 1.   Financial Statements ...............................................................3

          Balance Sheets at March 31, 2000 and December 31, 1999 .............................3

          Statements of Operations for the Three months ended March 31, 2000 and 1999 ...........................................................................4

          Statements of Cash Flows for the Three months ended March 31, 2000 and 1999 ...........................................................................5

          Notes to Interim Financial Statements ..............................................6

Item  2.  Plan of Operation .................................................................13

PART II.  OTHER INFORMATION .................................................................17

Item  1.  Legal Proceedings .................................................................17

Item  2.  Changes in Securities .............................................................17

Item  3.  Defaults Upon Senior Securities ...................................................18

Item  4.  Submission of Matters to a Vote of Security Holders ...............................18

Item  5.  Other Information .................................................................18

Item  6.  Exhibits and Reports on Form 8-K ..................................................18

Signature ...................................................................................19


ITEM 1.  FINANCIAL STATEMENTS

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)


-------------------------------------------------------------------------------------------
                                                                 March 31,    December 31,
                                                                     2000            1999
                                                               (unaudited)
-------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                                    $ 5,442,070     $    23,745
  Short-term investments                                         1,300,000               -
  Accounts receivable                                               36,665               -
  Note receivable from a common controlled company (note 3)        900,000       1,000,000
  Prepaid expenses                                                  22,979           2,739
  -----------------------------------------------------------------------------------------
  Total current assets                                           7,701,714       1,026,484

Equipment                                                           62,606          12,124
-------------------------------------------------------------------------------------------
Total assets                                                   $ 7,764,320     $ 1,038,608
-------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                     $   210,805     $   195,569
  Payable to companies with common
   controlled companies (note 4)                                   108,007         230,227
-------------------------------------------------------------------------------------------
  Total current liabilities                                        318,812         425,796

Shareholders' equity:
  Capital stock (note 5):
    Authorized:  50,000,000 common voting shares,
                  Par value of $0.001 per share
    Issued and outstanding:  21,797,500 common
                              voting shares                     10,112,8812      2,654,548
Deficit accumulated in the development stage                    (2,667,373)     (2,041,736)
-------------------------------------------------------------------------------------------
Total shareholders' equity                                       7,445,508         612,812

Operations (note 1)
Commitment (note 7)

Total liabilities and shareholders' equity                     $ 7,764,320     $ 1,038,608
-------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)



--------------------------------------------------------------------------------------------------------
                                                                                              Period from
                                                                                         incorporation on
                                                     Three months         Three months       December 17,
                                                            ended                ended           1998 to
                                                         March 31,            March 31,         March 31,
                                                             2000                 1999              2000
                                                      (unaudited)          (unaudited)        (unaudited)
--------------------------------------------------------------------------------------------------------
Revenues:
  Interest income (note 3)                            $    59,270          $         -       $   120,978

Expenses:
  Accounting and audit fees                                 8,147                    -            28,381
  Amortization                                              3,765                    -             3,765
  Bank interest and charges                                 3,463                    -             6,038
  Commission                                                    -               72,916            72,916
  Foreign exchange loss/(gain)                             (1,900)                   -              (814)
  Legal and professional fees                              11,599              129,620           307,789
  License fee                                                   -                    -            25,000
  Management fee                                            6,897                    -             8,847
  Office                                                   36,382                  750            57,734
  Rent (note 6(c))                                         29,844                1,500            58,420
  Salaries and wages                                      185,634                1,500           279,005
  Sales and marketing                                         459                    -            33,722
  Travel and entertainment                                 35,074                3,371            73,766
  Related party transactions:
    License fee (note 6(a))                               150,000               89,247           541,074
    Management fees (note 6(b))                                 -                    -           366,578
    Administrative and office salaries (note 6(b))          7,643                    -            79,995
    Sales and marketing fees (note 6(b))                        -                    -           100,027
    Software development (note 6(b))                      207,900              180,807           611,338
    Travel and entertainment (note 6(b))                        -                    -           119,744

--------------------------------------------------------------------------------------------------------
Total expenses                                            684,907              479,711         2,773,325
--------------------------------------------------------------------------------------------------------

Net loss before income taxes                              625,637              479,711         2,652,347

Income taxes                                                    -                    -            15,026
--------------------------------------------------------------------------------------------------------

Net loss                                                  625,637              479,711         2,667,373

Deficit accumulated during the development stage,
  beginning of period                                   2,041,736                    -                 -
--------------------------------------------------------------------------------------------------------

Deficit accumulated during the development stage,
  end of period                                       $ 2,667,373          $   479,711       $ 2,667,373
--------------------------------------------------------------------------------------------------------

Basic and diluted loss per weighted
 share (note 2(g))                                    $      0.03          $      0.06       $      0.17
--------------------------------------------------------------------------------------------------------
Weighted average number of common
 shares outstanding                                    19,630,833            8,400,000        15,825,333

--------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)



----------------------------------------------------------------------------------------------------------
                                                                                              Period from
                                                                                         incorporation on
                                                    Three months     Three months             December 17,
                                                           ended            ended                 1998 to
                                                        March 31,        March 31,               March 31,
                                                            2000             1999                    2000
                                                     (unaudited)      (unaudited)              (unaudited)
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                          $   (625,637)     $  (479,711)        $   (2,667,373)
  Non-cash items and transactions:
    Common shares issued in consideration
      for legal services rendered                              -                -                 22,500
    Net costs deemed to be issued on
      recapitalization                                         -                -                 (2,517)
    Amortization                                           3,765                -                  3,765
  Changes in non-cash operating working capital:
    Account receivable                                   (36,665)               -                (36,665)
    Prepaid expenses                                     (20,240)               -                (22,979)
    Accounts payable and accrued liabilities              15,236          208,833                210,805
    ------------------------------------------------------------------------------------------------------
    Total cash flows from operating activities          (663,541)        (270,878)            (2,492,464)

Cash flows from financing activities:
  Payable to common controlled companies                (122,220)         270,879                108,007
  Share subscription receivable                                -       (1,458,333)                     -
  Issuance of capital stock                            7,458,333        1,467,899             10,092,898
  --------------------------------------------------------------------------------------------------------
  Total cash flows from financing activities           7,336,113          280,445             10,200,905

Cash flows from investing activities:
  Purchase of short-term deposits                     (1,300,000)               -             (1,300,000)
  Note receivable from a company with common
    controlling shareholders                             100,000                -               (900,000)
  Purchase of equipment                                  (54,247)               -                (66,371)
  --------------------------------------------------------------------------------------------------------
Total cash flows from investing activities            (1,254,247)               -             (2,266,371)
----------------------------------------------------------------------------------------------------------

Increase/(decrease) in cash and cash
  equivalents                                          5,418,325            9,567              5,442,070

Cash and cash equivalents, beginning of period            23,745                -                      -
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period            $  5,442,070      $     9,567         $    5,442,070
----------------------------------------------------------------------------------------------------------

Supplementary information:
    Income taxes paid                               $          -      $         -         $        15,026
    Interest expense paid                                  2,087                -                  4,662
----------------------------------------------------------------------------------------------------------



See accompanying notes to consolidate financial statements.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three months ended March 31, 2000
================================================================================


1.   Operations:

     The Company was incorporated on June 19, 1995 under the laws of the State of Nevada as Cherokee Leather, Inc. On May 17, 1999, the Company changed its name to POPstar Communications, Inc. The Company is a provider of Internet based facsimile transmission technology and is in the process of field testing its services, as such, it is considered a development stage company.

     On July 20, 1999, the Company acquired all the issued and outstanding common and preferred shares of POPstar Global Communications Inc. ("POPstar") in exchange for 12,875,000 common shares of the Company with the management of POPstar continuing to manage operations for the combined entity. The common shares of the Company issued in exchange for the shares of POPstar cannot be sold until July 20, 2000 except pursuant to an effective registration statement under the United States federal or applicable state securities laws or upon the express written agreement of the Company. As the Company had no significant operations to the date of the acquisition, the transaction was accounted for as a capital transaction, whereby POPstar was considered to have issued common shares for consideration equal to the net monetary assets of the Company. Accordingly, these consolidated financial statements reflect the assets, liabilities, revenues and expenses of POPstar for all periods prior to July 20, 1999 consolidated with those of the Company from the date of the capital transaction.

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2000, the Company did not have an established source of revenue sufficient to cover its operating costs and to allow it to generate sufficient cash flows to fund operations and meet its liabilities as they become due. During the period, the Company issued shares for cash (note 5(a)) and commenced development of certain licensed software (note 6(a)). Management anticipates that cash will continue to be available from its shareholders, a company with common controlling shareholders (note 3), or from additional security issuances to third parties to fund operating requirements for the next fiscal year. There is no guarantee that the licensed software will generate revenues sufficient to cover its operating costs or that proceeds received from the issuance of shares or other sources will maintain the Company until that time.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements, page 2
(Expressed in U.S. Dollars)
Three months ended March 31, 2000
================================================================================


2.   Significant accounting policies:

     (a)  Basis of presentation:

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, POPstar, POPstar Communications Asia Pacific Ltd. ("POPstar Asia") and POPstar Communications Canada Corp. All intercompany balances and transactions have been eliminated.

          As the Company has not commenced commercial operations during the period, for accounting purposes it is considered to be a development stage enterprise.

          The financial information as at March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 is unaudited. However, such financial information reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods presented.

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

     (d)  Software development:

          Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. The Company assesses whether it has met the relevant criteria for deferral and amortization at each reporting date. No such expenditures have met these criteria during the period ended March 31, 2000.

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

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements, page 3
(Expressed in U.S. Dollars)
Three months ended March 31, 2000
================================================================================


2.   Significant accounting policies (continued):

     (e)  Income taxes (continued):

          A valuation allowance is provided to the extent that it is considered more likely than not that the deferred tax assets arising due to loss carryforwards or temporary differences will not be realized.

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

          The losses attributable to the common shareholders for the period is represented by the net loss of $625,637. The weighted average number of common shares outstanding during the period is calculated as follows:

        ------------------------------------------------------------------------------------
                                                                                   Weighted
                                                                Number            number of
                                                             of common            of shares
                                                         shares issued          outstanding
        ------------------------------------------------------------------------------------
        Shares outstanding, December 31, 1999               19,447,500           19,447,500
        Shares cancelled during the period                  (2,400,000)          (2,400,000)
        Shares issued during the period                      4,750,000            2,583,333
        ------------------------------------------------------------------------------------
                                                            21,797,500           19,630,833
        ------------------------------------------------------------------------------------

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements, page 4
(Expressed in U.S. Dollars)
Three months ended March 31, 2000
================================================================================


2.   Significant accounting policies (continued):

     (g)  Loss per share (continued):

          As at March 31, 2000, there were outstanding options to acquire 3,757,500 common shares of the Company (note 5(b)). These are not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

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

3.   Note receivable from a company with common controlling shareholders:

     The note receivable from TGI Technologies Ltd. ("TGI") is unsecured and bears interest at 8% per annum. Both TGI and the Company have greater than 50% of their respective voting shares owned by the same group of shareholders. The funds were loaned to TGI on March 30, 1999 from monies received on the issuance of shares of the Company. The principal and any outstanding accrued interest are due on the earlier of demand by the Company or March 30, 2001. During the period, the Company received interest income of $17,860 from TGI.

4.   Payable to companies with common controlling shareholders:

     The  payables  to  companies  with  common  controlling   shareholders  are
     non-interest bearing, unsecured and have no specific terms of repayment.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements, page 5
(Expressed in U.S. Dollars)
Three months ended March 31, 2000
================================================================================


5.   Capital stock:

     (a)  Common shares:

        ------------------------------------------------------------------------------------------------------
                                                                                  Shares               Amount
        ------------------------------------------------------------------------------------------------------
        Balance, December 31, 1999                                            19,447,500        $   2,654,548

             Common shares cancelled                                          (2,400,000)                   -
             Common shares issued for cash at $2.00 per share                  3,000,000            6,000,000
             Common shares issued for cash at $0.833333 per share              1,750,000            1,458,333
        ------------------------------------------------------------------------------------------------------
        Balance, March 31, 2000                                               21,797,500        $  10,112,881
        ------------------------------------------------------------------------------------------------------


     (b)  Options:

         (i)  Stock-based compensation:

          In 1999, the Company adopted a stock option plan (the "Plan") pursuant to which the Company may grant stock options to management, employees and contractors. The Plan authorizes grants of options to purchase up to 757,500 shares of authorized but unissued common stock. During the period, the Company authorized an additional 1,247,250 common shares under the Plan to be eligible to be granted as options. Stock options are granted with an exercise price equal to the stock's market value at the date of the grant. The stock options have various periods to expiry as noted in the tables below.

        ----------------------------------------------------------------------------------------
                                                                       options         Exercise
                                                                   outstanding            price
        ----------------------------------------------------------------------------------------
        Beginning balance, December 31, 1999                          757,500          $  0.39
        Granted, during the period                                           -               -
        ----------------------------------------------------------------------------------------
        Outstanding and exercisable, March 31, 2000                   757,500          $  0.39
        ----------------------------------------------------------------------------------------


          Subsequent to March 31, 2000, the Company granted to management, employees and contractors options to purchase up to 412,000 shares of common stock, all at an exercise price of $2.00 per share.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements, page 6
(Expressed in U.S. Dollars)
Three months ended March 31, 2000
================================================================================


5.   Capital stock (continued):

     (b)  Options (continued):

          The following table summarizes options outstanding and exercisable at March 31, 2000:

                                                                 Outstanding
                                                    ------------------------------------
                                                                                Weighted             Number of
         Exercise                                                         average period                shares
         prices                                     Number           remaining to expiry           exercisable
         -------------------------------------------------------------------------------------------------------
                                                                                (months)
         -------------------------------------------------------------------------------------------------------
         $0.01                                      467,500                      18.4                  127,500
         $1.00                                      290,000                      25.3                   40,000
         -------------------------------------------------------------------------------------------------------
                                                    757,500                                            167,500
         -------------------------------------------------------------------------------------------------------


          Subsequent to March 31, 2000, the Company issued 90,000 common shares of the Company at a price of $0.01 per common share as a result of the exercise of options under the Company's stock option plan.

          (ii)  Other:

          During the period, the Company granted options to three investors to purchase up to an aggregate of 3,000,000 shares of common stock at an exercise price of $2.00 per share.

6.   Related party transactions:

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

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements, page 7
(Expressed in U.S. Dollars)
Three months ended March 31, 2000
================================================================================


6.   Related party transactions (continued):

        ------------------------------------------------------------------------
         Calendar                             Percentage                 Annual
         year                               of net sales                minimum
        ------------------------------------------------------------------------
         2000                                         6%             $  600,000
         2001                                         4%                500,000
         2002                                         2%                500,000
        ------------------------------------------------------------------------

          The agreement provides that the Company can offset any amounts owing to TGI against the note receivable disclosed in note 4. During the period, the offset amount was $100,000. During the period, the Company recorded expenditures of $150,000 in license fees to TGI, being the annual minimum prorated for the three-month period ended March 31, 2000.

     (b) The Company has also entered into an agreement with TGI, a company under common control, whereby TGI will provide technical assistance, software development, marketing, management and other services, as required. The charge is based on TGI's direct and indirect costs of the services provided plus 15%.

          During the period, the Company incurred service fees, including the 15%, under this agreement totalling $215,543.

     (c) During the period, POPstar Asia leased office space for its office in Hong Kong on a month to month basis for $2,000 per month from Easewell Management Ltd. pursuant to a leasing arrangement. A director of Easewell Management Ltd. is a director of the Company.

          During the period, POPstar Asia also leased office space for its office in Beijing, The People's Republic of China, on a month to month basis for $2,200 per month pursuant to a leasing arrangement from a director of the Company.

          During the period, POPstar Communications Canada Corp. leased office space for its office in Vancouver, Canada on a month to month basis for CDN$4,489 per month from Tradeglobe Consulting Ltd. pursuant to a leasing arrangement. Two directors of Tradeglobe Consulting Ltd. are directors of the Company.


7.   Commitment:

     On August 10, 1999, the Company entered into a non-exclusive, royalty free Service Agreement with TransNexus, LLC, a company incorporated under the laws of the State of Georgia. Under the terms of the Agreement, TransNexus, LLC will provide financial transaction settlement services and billing information to Internet Service Providers using the Company's technology in exchange for a percentage of the billings. The charging rates for these arrangement have been established through negotiation.

ITEM 2.  PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements in this filing about our future results, level of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unkown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements.

In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," " or "continue" or the negative or other variations of these words, or other comparable words or phrases. The Company intends that such forward-looking statements be subject to the safe harbors created by these statutes. The forward-looking statements included herein are based on current beliefs and expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Forward-looking statements are based on management's beliefs, expectations and projections on the date they are made. The Company assumes no obligation to update forward-looking statements if management's beliefs, expectations or projections or other circumstances should change. Investors should not place undue reliance on forward-looking statements.

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

The Company was originally incorporated under the laws of the State of Nevada on June 19, 1995 as Cherokee Leather, Inc. Between 1995 to 1999, the Company was inactive. The Company acquired all of the outstanding common stock of POPstar Global Communications, Inc., a British Virgin Island Company ("POPstar-BVI") on July 20, 1999. In conjunction with the acquisition, the Company adopted the business plan of POPstar-Global and changed its name to POPstar Communications, Inc. POPstar is a developer of Internet-based facsimile transmission technology which will allow ISPs in various parts of the world to cooperate in the transport and delivery of documents, using the Internet instead of conventional long distance telephone networks ("LD"). POPstar's technology will allow ISPs to offer to their end-users, the ability to transmit and receive documents from a personal computer to or from any conventional facsimile ("Fax") machine located throughout the world using the Internet as opposed to LD networks. Management believes that the Company's technology will offer end-users several significant advantages over conventional Fax machine and computer Fax modem transmission of Faxes over LD networks, in that POPstar's technology allows end-users to transmit Faxes through the use of a simple browser interface (such as Microsoft Explorer or Netscape Navigator) without the need or costs for conventional telephone lines or additional hardware. The Company believes that these features will offer competitive advantages for businesses which use personal computers connected to the Internet via local area networks ("LANs"), as well as the growing number of small office /home office users connected to the Internet via cable or digital subscriber line access (known as "Broadband" connections) and for business travelers desiring to transmit Fax documents while traveling throughout the world.

PLAN OF OPERATION

The Company is at the implementation phase of its business plan. The market launch of the POPstar Global Partnership Program is currently in process. The Company plans to introduce services beginning with fax over the Internet, into the North American, Asia Pacific and Western Europe markets initially. Other services planned to be introduced include fax-to-email and email-to-fax services in the second quarter of 2000, voice over IP integration and unified messaging services in the third quarter of 2000. The Company's current initial partners are located in North America, Europe and Asia and provide the Company with an early global presence. The Company aims to provide a full range of IP products and services to the global, business-to-business, sector of the market.

Throughout the fiscal period ended December 31, 1999, the Company focused its efforts on the development of its Enroute Version 2.3 software product. The development of the Company's Enroute Version 2.3 software product was completed at the end of January 2000. The Company's Enroute Version 2.3 product takes advantage of POPstar's distributed fax server technology to deliver fax traffic across the public Internet to users around the globe. The server runs on Solaris UNIX platform, the clients are Web based and the file conversion utilities that convert documents to image (TIFF) format runs on NT operating systems. The Enroute Version 2.3 product development supports both single and double byte characters, making it suitable for use also in the Asian language markets. Other Enroute Version 2.3 developments provide secure compatibility with the IP Open Settlement Protocol standards. The Open Settlement Protocol allows for call clearing and settlement between independent partners. To March 31, 2000, the Company has earned no revenue from its Enroute Version 3.2 software product.

Management anticipates that research and development expenditures for the fiscal period ending December 31, 2000 will be approximately $1,000,000, of which $207,900 was incurred in the quarter ended March 31, 2000.

The current research and development focus will be as follows:

-    Version 2.4 of Enroute in the short term.
-    Version 3.0 of Enroute in the long term.

The Enroute Version 2.4 development will focus on needed enhancements to Version 2.3, which will include the development of a new gatekeeper to replace the least cost routing daemon used in Version 2.3, the implementation of a secure socket
(SSL) program throughout the server to provide security features, a change in user authorization procedures, a real-time call record reporting gateway to established Internet billing systems and a secure e-mail to fax service. Management anticipates that the Enroute Version 2.4 product will be released before the end of the second quarter of 2000 and add e-commerce functionality to the Company's product.

The development of the Enroute Version 3.0 Internet Protocol unified messaging product will continue throughout 2000. Management anticipates that the first prototype of Version 3.0 of Enroute will be built and tested at the end of the first quarter in 2000. Management expects the prototype to support the storage and retrieval of voice, fax and e-mail messages in and from one mailbox, access to and from the mailbox via the telephone network and the Internet. POPstar products are Web based so that all messages are accessible to authorized users from any place in the world with Internet access.

The Version 3.0 Internet Protocol unified messaging product is being developed to run across all platforms and operating systems. Management anticipates this development to include a series of applications to run on UNIX, NT, Linux and other operating systems and platforms without having to make operating system specific changes to the applications. The development targets the carrier and backbone markets: the product will be designed to scale to meet the needs of the target carriers. The cross-platform development is supported by an in-house developed library of universal messaging objects (UMO) written in C++ computing language. The UMO is being developed to allow the Company to adapt quickly to the rapid changes taking place in the exploding Internet market. The UMO is designed to allow all applications to be written just once for UNIX, NT and Linux compatibility.

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

The number of employees is expected to grow rapidly over the course of the fiscal period ending December 31, 2000 from the current 22 to a projected number of 45. Global offices are to be staffed in the UK, Canada and the US, also in Hong Kong, China and Singapore. Major growth is expected in customer sales and support services on a 7 days a week, 24 hours a day basis.

Liquidity

As at March 31, 2000, the Company's cash and short-term deposits amounted to $6,742,070. During the period from January 1, 2000 to March 31, 2000, the Company raised $7,458,333 from the issuance of capital stock, incurred an additional deficit of $625,637 in developing its services, made $1,300,000 of short-term deposits and purchased $54,247 of capital assets.

The Company's cash position less known commitments and contingencies as of March 31, 2000 is expected to be adequate to fund the Company's on-going operations during the 2000 fiscal year. Accordingly, the Company does not anticipate the need to raise additional funds during the next 12 months.

The Company's liquidity will be reduced as amounts are expended for continuing research and development, expansion of sales and marketing activities and development of its administrative functions. Additionally, the Company's liquidity will also be reduced as amounts are used for purchases of capital assets. In addition, the Company continues to incur operating losses and will continue to need additional working capital to fund its operations, research and development, and marketing efforts for the 2001 fiscal year. As a result, the Company will be required to raise additional capital to finance its operations for the 2001 fiscal year and beyond. The Company intends to raise such additional funding through the sale of equity or convertible debt securities. However, there can be no assurance that the Company will be able to raise such additional capital when needed, or on terms commercially favorable to the Company, if at all. The sale of equity or convertible debt securities may result in additional material dilution to the Company's stockholders.

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

Capital Expenditures

On January 11, 1999, POPstar-BVI entered into the Licensing Agreement with TGI under which POPstar-BVI is obliged to pay TGI, until the fourth quarter, 2002, a portion of all net sales generated from the use of TGI's software. For the year 2000, POPstar-BVI is obliged to pay TGI 6% of net sales, or a minimum of $600,000. For the year 2001, POPstar-BVI is obliged to pay TGI 4% of net sales of a minimum of $500,000. For the year 2002, POPstar-BVI is obliged to pay TGI 2% of net sales or a minimum of $500,000. POPstar-BVI is not obliged to pay any additional licensing fees following the end of the year 2002. The Agreement provides that any amounts outstanding for more than 30 days shall be subject to interest at the rate of 1% per month (or an aggregate of 12% per annum). At present, the Company expects to make its minimum royalty payment of $600,000 to TGI for the year 2000.

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

As describe in "Plan of Operation"  above,  the Company also expects to purchase
approximately   $1,000,000  of  additional  equipment  in  connection  with  the expansion of its business.

Year 2000 Issue Disclosure

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 14, 2000, 2,400,000 shares of the Company's common stock were cancelled pursuant to the terms of the acquisition agreement under which the Company acquired all of the outstanding common stock of POPstar-BVI on July 20, 1999.

Pursuant to a Share Subscription Agreement dated February 2, 2000, the Company issued 1,500,000 shares of common stock to Innovestor.com Limited, resulting in net cash proceeds of $3,000,000 to the Company. The issuance was conducted under an exemption from registration provided by Rule 506 of Regulation D promulgated under Securities Act of 1933 and Section 4(2) of the Securities Act of 1933.

Pursuant to a Share Subscription Agreement dated February 11, 2000, the Company issued 750,000 shares of common stock to Prime Star Asia Limited, resulting in net cash proceeds of $1,500,000 to the Company. The issuance was conducted under an exemption from registration provided by Rule 506 of Regulation D promulgated under Securities Act of 1933 and Section 4(2) of the Securities Act of 1933.

Pursuant to a Share Subscription Agreement dated February 11, 2000, the Company issued 750,000 shares of common stock to iTELEWAY Inc., resulting in net cash proceeds of $1,500,000 to the Company. The issuance was conducted under an exemption from registration provided by Rule 506 of Regulation D promulgated under Securities Act of 1933 and Section 4(2) of the Securities Act of 1933.

On March 31, 2000, the Company issued 250,000 shares of common stock to Kemayan E.C. Hybrid Ltd. pursuant to a Share Subscription Agreement dated January 12, 1999, as amended, resulting in net cash proceeds of $208,333 to the Company. The issuance was conducted under an exemption from registration provided by Rule 506 of Regulation D promulgated under Securities Act of 1933 and Section 4(2) of the Securities Act of 1933.

On March 31, 2000, the Company issued 1,500,000 shares of common stock to Golden Harvest Overseas Ltd. pursuant to a Share Subscription Agreement dated January 12, 1999, as amended, resulting in net cash proceeds of $1,250,000 to the Company. The issuance was conducted under an exemption from registration provided by Rule 506 of Regulation D promulgated under Securities Act of 1933 and Section 4(2) of the Securities Act of 1933.

In relying upon the exemption provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933 and section 4(2) of the Securities Act of 1933 in connection with the above issuances of securities, (i) the Company did not engage in any "general solicitation," (ii) the purchaser represented and the Company reasonably believed that the purchaser was an accredited investor and had such knowledge and experience in financial and business matters such that the purchaser was capable of evaluating the merits and risks of the prospective investment and was able to bear the economic risk of such investment, (iii) the purchaser was provided access to all necessary and adequate information to enable the purchaser to evaluate the financial risk inherent in making an investment, and (iv) the purchaser represented that it was acquiring the shares for itself and not for distribution.

On April 19, 2000, the Company received subscriptions and issued 90,000 shares of common stock of the Company at a price of $0.01 per share as a result of the exercise of options under the Company's stock option plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM 5.  OTHER INFORMATION

On February 15, 2000, Dr. William Wing Yan Lo, Chairman and Chief Executive Officer of Netalone.com Limited, joined the Board of Directors of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

        Exhibit
        Number          Description
        ------          -----------

         10.1 Lease agreement dated April 1, 2000 between the registrant and Tradeglobe Consulting Ltd.

         27.1           Financial Data Schedule

(B)  REPORTS ON FROM  8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     POPSTAR COMMUNICATIONS, INC.


                                     By /s/ John McDermott
                                     ------------------------------------------
                                     John  McDermott
                                     President


Dated:  May 12, 2000

                                 EXHIBIT INDEX

Exhibit
Number          Description
------          -----------

 10.1 Lease agreement dated April 1, 2000 between the registrant and Tradeglobe Consulting Ltd.

 27.1           Financial Data Schedule