Form 10QSB
period 2000-06-30
POPSTAR COMMUNICATIONS INC
filed 2000-08-14
CIK 1093685

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 Yes [X] No [ ]

Number of shares of Common Stock of $0.001 par value outstanding of the issuer as of June 30, 2000: 21,942,000

Transitional Small Business Disclosure Format (Check one); Yes [ ] No [X]

                          POPSTAR COMMUNICATIONS, INC.



                                                                                     Page
                                                                                     ----

PART I.   FINANCIAL INFORMATION .......................................................1

Item 1.   Financial Statements ........................................................1

          Consolidated Balance Sheets at June 30, 2000 and December 31, 1999 ..........1

          Consolidated Statements of Operations for the Six Months
          ended June 30, 2000 and 1999 ................................................2

          Consolidated Statements of Cash Flows for the Six Months
          ended June 30, 2000 and 1999 ................................................3

          Notes to Interim Financial Statements .......................................4

Item  2.  Plan of Operation ..........................................................11

PART II.  OTHER INFORMATION ..........................................................15

Item  1.  Legal Proceedings ..........................................................15

Item  2.  Changes in Securities ......................................................16

Item  3.  Defaults Upon Senior Securities ............................................16

Item  4.  Submission of Matters to a Vote of Security Holders ........................16

Item  5.  Other Information ..........................................................17

Item  6.  Exhibits and Reports on Form 8-K ...........................................17

Signatures ...........................................................................17


ITEM 1.  FINANCIAL STATEMENTS

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
June 30, 2000, with comparative figures for December 31, 1999


---------------------------------------------------------------------------------------------------------------
                                                                                 June 30,         December 31,
                                                                                     2000                 1999
---------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
Assets

Current assets:
     Cash and cash equivalents                                               $  6,193,269          $    23,745
     Accounts receivable                                                           47,205                 -
     Note receivable from a company with common controlling
       shareholders (note 3)                                                      750,000            1,000,000
     Prepaid expenses                                                              21,219                2,739
---------------------------------------------------------------------------------------------------------------
     Total current assets                                                       7,011,693            1,026,484

     Equipment                                                                    129,163               12,124
---------------------------------------------------------------------------------------------------------------
Total assets                                                                 $  7,140,856          $ 1,038,608
---------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                                $    229,350          $   195,569
     Payable to companies with common controlling
       shareholders (note 4)                                                      132,525              230,227
---------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                    361,875              425,796

     Shareholders' equity:
         Capital stock (note 5):
              Authorized:  50,000,000 common voting shares,
                               par value of $0.001 per share
              Issued and outstanding:  21,942,000 common
                                            voting shares                      10,141,056            2,654,548
         Deficit accumulated in the development stage                          (3,362,075)          (2,041,736)
---------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                 6,778,981              612,812

Operations (note 1)
Commitment (note 7)

---------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                   $  7,140,856          $ 1,038,608
---------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)



---------------------------------------------------------------------------------------------------------------
                                                                                                   Period from
                                                                                              incorporation on
                                                        Six months             Six months         December 17,
                                                             ended                  ended              1998 to
                                                          June 30,               June 30,             June 30,
                                                              2000                   1999                 2000
---------------------------------------------------------------------------------------------------------------
                                                       (unaudited)            (unaudited)          (unaudited)
Revenues:
     Interest income (note 3)                          $   166,681           $     19,926          $   228,389

Expenses:
     Accounting and audit fees                              27,113                  9,000               47,347
     Amortization                                            8,629                   -                   8,629
     Bank interest and charges                               4,863                  1,298                7,438
     Commission                                              8,333                 72,917               81,249
     Foreign exchange loss (gain)                           (2,070)                   588                 (984)
     Legal and professional fees                            41,156                227,064              337,346
     License fee                                             3,599                   -                  28,599
     Management fee                                           -                     1,950                1,950
     Office                                                 64,646                 10,438               85,998
     Rent (note 6(c))                                       65,323                 10,781               93,899
     Salaries and wages                                    422,845                 29,254              516,216
     Sales and marketing                                     9,692                   -                  42,955
     Travel and entertainment                               66,657                 14,532              105,349
     Related party transactions:
         License fee (note 6(a))                           306,897                189,247              697,971
         Management fees (note 6(b))                          -                   112,368              366,578
         Administrative and office salaries
           (note 6(b))                                      28,094                 25,150              100,446
         Sales and marketing fees (note6(b))                  -                    24,379              100,027
         Software development (note 6(b))                  423,176                254,878              826,614
         Travel and entertainment (note 6(b))                 -                    84,293              119,744
---------------------------------------------------------------------------------------------------------------
     Total expenses                                      1,478,953              1,068,137            3,567,371
---------------------------------------------------------------------------------------------------------------
Net loss before income taxes                             1,312,272              1,048,211            3,338,982

Income taxes                                                 8,067                   -                  23,093
---------------------------------------------------------------------------------------------------------------
Net loss                                                 1,320,339              1,048,211            3,362,075

Deficit accumulated during the development
   stage, beginning of period                            2,041,736                   -                    -
---------------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
   stage, end of period                                $ 3,362,075           $  1,048,211          $ 3,362,075
---------------------------------------------------------------------------------------------------------------
Basic and diluted loss per weighted
   share (note 2(g))                                   $      0.06           $       0.11          $      0.20
---------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
   outstanding                                          20,768,250              9,688,767           16,823,722
---------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)


----------------------------------------------------------------------------------------------------------------
                                                                                                   Period from
                                                                                              incorporation on
                                                        Six months             Six months         December 17,
                                                             ended                  ended              1998 to
                                                          June 30,               June 30,             June 30,
                                                              2000                   1999                 2000
----------------------------------------------------------------------------------------------------------------
                                                       (unaudited)            (unaudited)          (unaudited)
Cash flows from operating activities:
     Net loss                                       $   (1,320,339)         $  (1,048,211)      $   (3,362,075)
     Non-cash items and transactions:
         Common shares issued in
           consideration for
           legal services rendered                            -                      -                  22,500
         Net costs deemed to be issued on
           recapitalization                                   -                      -                  (2,517)
         Amortization                                        8,629                   -                   8,629
     Changes in non-cash operating working capital:
         Accounts receivable                               (47,205)                  -                 (47,205)
         Prepaid expenses                                  (18,480)                  (393)             (21,219)
         Accounts payable and
           accrued liabilities                              33,781                214,210              229,350
----------------------------------------------------------------------------------------------------------------
     Total cash flows from
       operating activities                             (1,343,614)              (834,394)          (3,172,537)

Cash flows from financing activities:
     Payable to common controlled companies                (97,702)               493,647              132,525
     Issuance of capital stock                           7,486,508              1,988,732           10,121,073
----------------------------------------------------------------------------------------------------------------
     Total cash flows from
       financing activities                              7,388,806              2,482,379           10,253,598

Cash flows from investing activities:
     Note receivable from a company with
       common controlling shareholders                     250,000             (1,000,000)            (750,000)
     Purchase of equipment                                (125,668)                  -                (137,792)
----------------------------------------------------------------------------------------------------------------
     Total cash flows from
       investing activities                                124,332             (1,000,000)            (887,792)
----------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                    6,169,524                647,985            6,193,269

Cash and cash equivalents,
  beginning of period                                       23,745                   -                    -
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                                     $    6,193,269          $     647,985       $    6,193,269
----------------------------------------------------------------------------------------------------------------
Supplementary information:
     Income taxes paid                              $        8,067          $        -          $       23,093
     Interest expense paid                                   2,172                   -                   4,747
----------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six months ended June 30, 2000
================================================================================


1.   Operations:

     The Company was incorporated on June 19, 1995 under the laws of the State of Nevada as Cherokee Leather, Inc. On May 17, 1999, the Company changed its name to POPstar Communications, Inc. The Company is a provider of Internet based facsimile transmission technology and is in the process of field testing its services. As such, it is considered a development stage company.

     On July 20, 1999, the Company acquired all the issued and outstanding common and preferred shares of POPstar Global Communications Inc. ("POPstar") in exchange for 12,875,000 common shares of the Company with the management of POPstar continuing to manage operations for the combined entity. The common shares of the Company issued in exchange for the shares of POPstar are restricted securities as defined under the United States Securities Act of 1933, as amended. As the Company had no significant operations to the date of the acquisition, the transaction was accounted for as a capital transaction, whereby POPstar was considered to have issued common shares for consideration equal to the net monetary assets of the Company. Accordingly, these consolidated financial statements reflect the assets, liabilities, revenues and expenses of POPstar for all periods prior to July 20, 1999 consolidated with those of the Company from the date of the capital transaction.

     The Company's financial statements are prepared using generally accepted accounting principles in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2000, the Company does not have an established source of revenue sufficient to cover its operating costs and to allow it to generate sufficient cash flows to fund operations and meet its liabilities as they become due. During the period, the Company issued shares for cash (note 5(a)) and continued development of certain licensed software (note 6(a)). Management anticipates that cash will continue to be available from its shareholders, a company with the common controlling shareholders (note 3), or from additional security issuances to third parties to fund operating requirements for the next fiscal year. There is no guarantee that the licensed software will generate revenues sufficient to cover its operating costs or that proceeds received from the issuance of shares or other sources will maintain the Company until that time.

2.   Significant accounting policies:

     (a)  Basis of presentation:

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, POPstar, POPstar Communications Asia Pacific Ltd. ("POPstar Asia"), POPstar Communications PTE Ltd. and POPstar Communications Canada Corp. All intercompany balances and transactions have been eliminated.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements, page 2
(Expressed in U.S. Dollars)
Six months ended June 30, 2000
================================================================================


2.   Significant accounting policies (continued):

     (a)  Basis of presentation (continued):

          As the Company has not commenced commercial operations at June 30, 2000, for accounting purposes it is considered to be a development stage enterprise.

          The financial information as at June 30, 2000 and for the six month periods ended June 30, 2000 and 1999 is unaudited. However, such financial information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented.

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

     (d)  Software development:

          Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. The Company assesses whether it has met the relevant criteria for deferral and amortization at each reporting date. No such expenditures have met these criteria during the period ended June 30, 2000.

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

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements, page 3
(Expressed in U.S. Dollars)
Six months ended June 30, 2000
================================================================================


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

          The losses attributable to the common shareholders for the period is represented by the net loss of $1,320,339. The weighted average number of common shares outstanding during the period ended June 30, 2000 is calculated as follows:

        --------------------------------------------------------------------------------------
                                                                                    Weighted
                                                                 Number            number of
                                                              of common            of shares
                                                          shares issued          outstanding
        --------------------------------------------------------------------------------------
        Shares outstanding, December 31, 1999                19,447,500           19,447,500
        Shares cancelled during the period                   (2,400,000)          (2,400,000)
        Shares issued during the period                       4,894,500            3,720,750
        --------------------------------------------------------------------------------------
                                                             21,942,000           20,768,250
        --------------------------------------------------------------------------------------

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements, page 4
(Expressed in U.S. Dollars)
Six months ended June 30, 2000
================================================================================


2.   Significant accounting policies (continued):

     (g)  Loss per share (continued):

          As at June 30, 2000, there were outstanding options to acquire 4,095,500 common shares of the Company (note 5(b)) which are not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

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

3.   Note receivable from a company with common controlling shareholders:

     The note receivable from TGI Technologies Ltd. ("TGI") is unsecured and bears interest at 8% per annum. Both TGI and the Company have greater than 50% of their respective voting shares owned by the same group of shareholders. The funds were loaned to TGI on March 30, 1999 from monies received on the issuance of shares of the Company. The principal and any outstanding accrued interest are due on the earlier of demand by the Company or March 30, 2001. During the period, the Company received a payment of $250,000 of the principal balance and interest income of $32,268 from TGI.

4.   Payable to companies with common controlling shareholders:

     The  payables  to  companies  with  common  controlling   shareholders  are
     non-interest bearing, unsecured and have no specific terms of repayment.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements, page 5
(Expressed in U.S. Dollars)
Six months ended June 30, 2000
================================================================================


5.   Capital stock:

     (a)  Common shares:

        ------------------------------------------------------------------------------------------------------
                                                                                  Shares               Amount
        ------------------------------------------------------------------------------------------------------
        Balance, December 31, 1999                                            19,447,500          $ 2,654,548

             Common shares cancelled                                          (2,400,000)                -
             Common shares issued for cash at $2.00 per share                  3,000,000            6,000,000
             Common shares issued for cash at $0.833333 per share              1,750,000            1,458,333
             Common shares issued on exercise of options for cash
               at $0.01 per share                                                117,500                1,175
             Common shares issued on exercise of options for cash
               at $1.00 per share                                                 27,000               27,000
        ------------------------------------------------------------------------------------------------------

        Balance, June 30, 2000                                                21,942,000          $10,141,056
        ------------------------------------------------------------------------------------------------------


     (b)  Options:

          (i)  Stock-based compensation:

               In 1999, the Company adopted a stock option plan (the "Plan") pursuant to which the Company may grant stock options to management, employees and contractors. The Plan authorized grants of options to purchase up to 757,500 shares of authorized but unissued common stock. During the period, the Company authorized an additional 1,242,500 common shares under the Plan to be eligible to be granted as options. Stock options are granted with an exercise price equal to the stock's market value at the date of the grant. The stock options have various periods to expiry as noted in the tables below.

                ----------------------------------------------------------------------------------
                                                                                          Average
                                                                         Options         exercise
                                                                     outstanding            price
                ----------------------------------------------------------------------------------
                Beginning balance, December 31, 1999                $    757,500        $    0.39
                Transactions during the period:
                  Granted                                                525,500             2.00
                  Exercised                                             (144,500)            0.19
                  Expired                                                (43,000)            0.77
                ----------------------------------------------------------------------------------
                Outstanding and exercisable, June 30, 2000          $  1,095,500        $    1.16
                ----------------------------------------------------------------------------------

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements, page 6
(Expressed in U.S. Dollars)
Six months ended June 30, 2000
================================================================================


5.   Capital stock (continued):

     (b)  Options (continued):

          (i)  Stock-based compensation (continued):

               The  following   table   summarizes   options   outstanding   and
               exercisable at June 30, 2000:

                -------------------------------------------------------------------------------------------------
                                                                  Outstanding
                                                        ---------------------------------
                                                                                  Weighted                Number
                Exercise                                                    average period             of shares
                prices                                  Number         remaining to expiry           exercisable
                -------------------------------------------------------------------------------------------------
                                                                                  (months)
                $0.01                                 340,000                         21.1                90,000

                $1.00                                 230,000                         25.8                60,000

                $2.00                                 525,500                         34.0                  -
                -------------------------------------------------------------------------------------------------
                                                    1,095,500                         28.3               150,000
                -------------------------------------------------------------------------------------------------

          (ii) Other:

               During the six month period ended June 30, 2000, the Company granted options to three investors to purchase up to an aggregate of 3,000,000 shares of common stock at an exercise price of $2.00 per share.

6.   Related party transactions:

     Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

     (a)  On January 11, 1999,  the Company  entered into a Licensing  Agreement with TGI, whereby the Company has been granted the exclusive commercial exploitation rights to certain Internet fax server software (the "Software"). Under this license, the Company has agreed to pay a percentage of the net revenues resulting from the commercial activities of the Software, subject to a specified annual minimum, as follows:

        ------------------------------------------------------------------
        Calendar                       Percentage                  Annual
        year                         of net sales                 minimum
        ------------------------------------------------------------------

        2000                             6%                   $   600,000
        2001                             4%                       500,000
        2002                             2%                       500,000
        ------------------------------------------------------------------

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements, page 7
(Expressed in U.S. Dollars)
Six months ended June 30, 2000
================================================================================


6.   Related party transactions (continued):

          The agreement provides that the Company can offset any amounts owing to TGI against the note receivable disclosed in note 3. During the period, the Company recorded expenditures of $306,897 in license fees to TGI, being the annual minimum prorated for the six-month period ended June 30, 2000.

     (b) The Company has also entered into an agreement with TGI, whereby TGI will provide technical assistance, software development, marketing, management and other services, as required. The charge is based on TGI's direct and indirect costs of the services provided plus 15%.

          During the period, the Company incurred service fees, including the 15%, under this agreement totalling $451,270.

     (c) During the period, POPstar Asia leased office space for its office in Hong Kong for $2,000 per month from Easewell Management Ltd. pursuant to a leasing arrangement. A director of Easewell Management Ltd. is a director of the Company.

          During the period, POPstar Asia leased office space for its office in Beijing, The People's Republic of China for $2,200 per month pursuant to a leasing arrangement from a director of the Company.

          During the period, POPstar Communications Canada Corp. leased office space for its office in Vancouver, Canada for CDN$4,489 per month from Tradeglobe Consulting Ltd. pursuant to a leasing arrangement. Two directors of Tradeglobe Consulting Ltd. are directors of the Company.


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

8.   Subsequent event:

     Subsequent to June 30, 2000, the Company entered into an agreement to acquire, on an exclusive basis, software technology from a third party in exchange for CDN$35,000, 20,000 common shares of the Company and 12 equal monthly payments of CDN$2,500.

ITEM 2.  PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements in this filing about our future results, level of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements.

In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," believe," "estimate," "predict," "potential," " or "continue" or the negative or other variations of these words, or other comparable words or phrases. The Company intends that such forward-looking statements be subject to the safe harbors created by these statutes. The forward-looking statements included herein are based on current beliefs and expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to uncertain market acceptance of our products, adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Forward-looking statements are based on management's beliefs, expectations and projections on the date they are made.
The Company assumes no obligation to update forward-looking statements if management's beliefs, expectations or projections or other circumstances should change. Investors should not place undue reliance on forward-looking statements.

GENERAL OVERVIEW

POPstar Communications, Inc. (the "Company" or "POPstar") is a development stage Internet Technology company in the process of developing Internet based facsimile transmission technology. The Company is currently in the process of field-testing its technology and intends to market its service to Internet Service Providers ("ISPs") around the world. POPstar's technology will equip ISPs with the ability to provide Internet based facsimile transmission services to their end-users. POPstar's software is provided free of charge to ISPs in return for a share of revenue generated from the use of its software.

The Company was originally incorporated under the laws of the State of Nevada on June 19, 1995 as Cherokee Leather, Inc. Between 1995 to 1999, the Company was inactive. The Company acquired all of the outstanding common stock of POPstar Global Communications Inc., a British Virgin Island Company ("POPstar-BVI") on

July 20, 1999. In conjunction with the acquisition, the Company adopted the business plan of POPstar-BVI and changed its name to POPstar Communications, Inc. POPstar is a provider of Internet-based facsimile transmission technology which will allow ISPs in various parts of the world to cooperate in the transport and delivery of documents, using the Internet instead of conventional long distance telephone networks ("LD"). POPstar's technology will allow ISPs to offer to their end-users, the ability to transmit and receive documents from a personal computer to or from any conventional facsimile ("Fax") machine located throughout the world using the Internet as opposed to LD networks. Management believes that the Company's technology will offer end-users several significant advantages over conventional Fax machine and computer Fax modem transmission of Faxes over LD networks, in that POPstar's technology allows end-users to transmit Faxes through the use of a simple browser interface (such as Microsoft Explorer or Netscape Navigator) without the need or costs for conventional telephone lines or additional hardware. The Company believes that these features will offer competitive advantages for businesses which use personal computers connected to the Internet via local area networks ("LANs"), as well as the growing number of small office /home office users connected to the Internet via cable or digital subscriber line access (known as "Broadband" connections) and for business travelers desiring to transmit Fax documents while traveling throughout the world.

PLAN OF OPERATION

The Company is implementing the market launch of the POPstar Global Partnership Program. The Company is introducing services beginning with fax over the Internet, into the North American, Asian Pacific and Western European markets initially. Over the past year, the Company has focused primarily on services dealing specifically with Fax-over-Internet Protocol ("FoIP"). The Company has tested the product to ensure that it is user-friendly and that it meets the customer's needs, i.e. what an ISP's needs for their customer base. Due to the Enroute software, we can offer prices that, in most cases, are less than or equal to our competitors. The field-testing we have completed has given us invaluable information that has been used to improve the next generation of the Enroute software.

As previously reported, throughout the fiscal period ended December 31, 1999, the Company focused its efforts on the development of its Enroute Version 2.3 software product. The development of the Company's Enroute Version 2.3 software product was completed at the end of January 2000. The Enroute Version 2.3 product takes advantage of POPstar's distributed fax server technology to deliver fax traffic across the public Internet to users around the globe. The server runs on Solaris UNIX platform; the clients are Web-based; and the file conversion utilities that convert documents to image (TIFF) format runs on NT operating systems. The Enroute Version 2.3 product development supports both single and double byte characters, making it suitable for use also in the Asian language markets. Other Enroute Version 2.3 developments provide secure compatibility with the IP Open Settlement Protocol standards. The Open Settlement Protocol allows for call clearing and settlement between independent partners.

We delayed the commercial launch of Enroute Version 2.3 which was originally scheduled for March to July 1, 2000. The Company has earned no revenue from its Enroute Version 2.3 software. The delay was due to technical reasons and, in particular, the integration between TransNexus and the Mind billing system. These problems have now been resolved. As of May 1, 2000, POPstar is connected to the TransNexus commercial site and this site is able to generate call records for each of the POPstar enrolled sites. In turn, we have completed the development and integration with the Mind and Optigold billing systems and TransNexus call records are being converted into invoices.

In April, we also completed development to allow for the automatic sign in and registration process of end users at sites equipped with either Mind or Optigold billing systems. End users can access the POPstar partner websites and register for either free demo service or pay-for-use service. Mind billing systems support both credit and prepaid debit card services. Also, we completed a data migration solution to customize call records to match the needs of partners with billing systems other than Mind or Optigold. Turnkey solutions are now offered to all partiesPOPstar can now offer commercial services.

Management believes that the current business plan is now being aggressively implemented under the fax services banner. However, looking ahead, the focus must shift from fax to unified messaging and integrated voice services. The new plan along with the results and performance of the fax introduction will be needed to promote share value and to support new rounds of financing that may be necessary if revenues do not support operations or have yet to be realized.

Management anticipates that research and development expenditure for the fiscal year ending December 31, 2000 will be approximately $1,000,000, of which $423,176 was incurred during the six-month period ended June 30, 2000.

The current research and development focus will be as follows:

-    Version 2.4 of Enroute in the short term.
-    Version 3.0 of Enroute in the long term.

The Enroute Version 2.4 development will focus on needed enhancements to Version 2.3, which will include the development of a new gatekeeper to replace the least cost routing daemon used in Version 2.3, the implementation of a secure socket ("SSL") program throughout the server to provide security features, a change in user authorization procedures, a real-time call record reporting gateway to established Internet billing systems and a secure e-mail to fax service. Management had anticipated that the Enroute Version 2.4 product would be released before the end of the second quarter of 2000, adding e-commerce functionality to the Company's product.

The development continues on Version 2.4 and its release originally scheduled for the beginning of July has been delayed. The development team experienced a technical difficulty in the implementation of security procedures and the secure sockets layer ("SSL"). No new date has been set for the release of Version 2.4.

The development of the Enroute Version 3.0 Internet Protocol unified messaging services ("UMS") product will continue throughout 2000. The first prototype of Version 3.0 of Enroute is built and alpha testing is to start in the third quarter of 2000. Field testing of the UMS beta version is scheduled to begin at the end of October. Management expects the prototype to support the storage and retrieval of voice, fax and e-mail messages in and from one mailbox, access to and from the mailbox via the telephone network and the Internet. POPstar products are Web-based so that all messages are accessible to authorized users from any place in the world with Internet access.

The Version 3.0 Internet Protocol unified messaging product is being developed to run across all platforms and operating systems. Management anticipates this development to include a series of applications to run on UNIX, NT, Linux and other operating systems and platforms without having to make operating system specific changes to the applications. The development targets the carrier and backbone markets: the product will be designed to scale to meet the needs of the target carriers. The cross-platform development is supported by an in-house developed library of universal messaging objects (UMO) written in C++ computing language. The UMO is being developed to allow the Company to adapt quickly to the rapid changes taking place in the rapidly growing Internet market. The UMO is designed to allow all applications to be written just once for UNIX, NT and Linux compatibility.

The first major release of the new series will be Version 3.1, which is scheduled for the end of the fourth quarter in 2000. The Company anticipates this release to provide commercial grade unified messaging services to PSTN and Desktop users. The Version 3.1 product will take advantage of the outgoing services provided through the Version 2.4 product.

On June 26, 2000 an agreement was entered into between POPstar and Exodus Communications, Inc. As a major US backbone carrier, the Exodus Network is one of the largest IP networks in the world, with a peak Internet exchange rate of over 10.3 gigabits per second. Comprising the Exodus Network is a global backbone, high performance network architecture and industry leading public and private interconnect arrangements. The Company will co-locate POPstar's own ucanfax gateway (which enables users who are not associated with any of POPstar's partnering ISPs to utilize POPstar's services) at the Exodus site in Seattle, WA. By co-locating, the Company increases network stability and bandwidth availability. In addition, the Exodus site provides the secure 7 x 24 location needed for commercial traffic and the high-speed backbone to carry this traffic.

Management expects the capital purchases scheduled for the fiscal year ending December 31, 2000 to be approximately $1,000,000, split between hardware and software at $750,000 and office furniture and equipment at $250,000. The hardware is needed primarily to support POPstar's own global gateways in Los Angeles, Seattle and Vancouver and secondarily to help seed the market in other countries.

Management expects the number of employees to grow over the course of the fiscal period ending December 31, 2000. On June 30, 2000, the Company employed 25 people. Management anticipates that the number of employees will almost double to 45 employees by year-end. We will staff global offices in the UK, Canada, US, Hong Kong, China and Singapore. Management expects major growth in customer sales and support services on a 7 days a week, 24 hours a day basis.

The breakdown of new hires is as follows:

Administration: We hired 1 new staff member in mid-May to assist the Corporate Secretary and Treasurer in the handling of the Company's administrative responsibilities.

Sales and Marketing: We hired 5 new sales staff at the beginning of June 2000 - 3 new employees in the Vancouver office, 1 new employee in Singapore and 1 new employee in Shanghai. Management anticipates further additions over the ensuing months.

On May 31, 2000, POPstar Communications Pte. Ltd. ("POPstar Singapore") was incorporated in Singapore as a private company under the Companies Act, Cap. 50. POPstar Singapore is a wholly owned subsidiary. On May 22, 2000, just prior to POPstar Singapore's incorporation, the Company entered into a lease agreement for office space.

On July 31, 2000, the Company, through its wholly owned subsidiary POPstar-BVI, acquired from Belcarra Messaging Corp. an exclusive right to use and exploit certain intellectual property relating to Internet messaging. Briefly, the intellectual property includes:

o the IMAP mail server software, which is based on Carnegie Mellon University's "Cyrus" IMAP server as modified by Belcarra , can be easily implemented into a corresponding server having capacities exceeding 100,000 users using standard computer platforms;

o Mail Transfer Agent software technology ("EXIM" MTA as modified by Fireplug Computers Inc.) providing scalability of messaging systems (carrying all message types, including fax, voice and other unified messaging) over a range of thousands of users to many millions of users and over thousands of domains;

o Open LDAP, an LDAP directory tool, incorporated into the MTA software above; and

o certain administrative software incorporating Open LDAP, and as developed by Ted Powell.

There are a number of reasons why the Company made the decision to acquire the intellectual property. It has always been POPstar's own plan that similar server and mail transfer agent technology be developed. Management believes that the acquisition of the intellectual property will reduce the estimated development costs and elapsed time to market.

More importantly, the intellectual property is crucial to POPstar's ability to offer Unified Messaging Services ("UMS") on an economical basis to its IP Partners, including "carrier class" system users. Secondly, it gives POPstar price and performance advantages in UMS that it could not attain using `brand name' mail servers available from SUN Microsystems (SIMS) or from Software.com, for example.

Liquidity

As at June 30, 2000, the Company's cash and short-term deposits amounted to $6,193,269. During the six month period ended June 30, 2000, the Company raised $7,486,508 from the issuance of capital stock, incurred an additional deficit of $1,320,339 in developing its services and purchased $125,668 of capital assets.

The Company's cash position less known commitments and contingencies as of June 30, 2000 is expected to be adequate to fund the Company's on-going operations during the year ending December 31, 2000. Accordingly, the Company does not anticipate the need to raise additional funds during the next six months.

If the Company does not begin to generate revenues soon, liquidity will be reduced as amounts are expended for continuing research and development expansion of sales and marketing activities and development of its administrative functions. Additionally, the Company's liquidity will also be reduced as amounts are used for purchases of capital assets. In addition, the Company continues to incur operating losses and will continue to need additional working capital to fund its operations, research and development, and marketing efforts for the 2001 fiscal year. As a result, the Company will be required to raise additional capital to finance its operations for the 2001 fiscal year and beyond. The Company intends to raise such additional funding through the sale of equity or convertible debt securities. We may not be able to raise additional capital when needed. If we are able to raise capital, it may not be available on terms commercially favorable to us. The sale of equity or convertible debt securities may result in additional material dilution to the Company's stockholders.

If the Company chooses to speed up its current growth by acquiring additional unified messaging companies, then significant additional capital in addition to the amounts detailed above will be required to meet these objectives. In that case, the Company will be required to additional funding though the sale of equity or convertible debt securities. We may not be able to raise sufficient capital necessary for the continuation of our acquisition strategy when needed, or on terms commercially favorable to us.

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

As described in "Plan of Operation" section of the quarterly report for the period ended March 31, 2000, the Company expects to incur approximately $1,000,000 of capital expenditures in Year 2000 in connection with the expansion of its business.

Year 2000 Issue Disclosure

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information-using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the Company, including those related to customers, suppliers, contractors or other third parties, have been fully resolved.

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

ITEM 2.  CHANGES IN SECURITIES

During the three months ended June 30, 2000, POPstar sold the following unregistered securities:

On April 19, 2000, the Company received subscriptions and issued 90,000 shares of common stock of the Company at a price of $0.01 per share as a result of the exercise of options under the Company's stock option plan by employees, contractors and consultants of the Company. The employees, contractors and consultants paid an aggregate exercise price of $900.

On June 30, 2000, the Company received subscriptions and issued 27,500 shares of common stock of the Company at a price of $0.01 per share as a result of the exercise of options under the Company's stock option plan by employees, contractors and consultants of the Company. The employees, contractors and consultants paid an aggregate exercise price of $275.

On June 30, 2000, the Company received subscriptions and issued 27,000 shares of common stock of the Company at a price of $1.00 per share as a result of the exercise of options under the Company's stock option plan by an employee of the Company. The employee paid an aggregate exercise price of $27,000.

The Company relied on the exemption from registration provided by Rule 701 under the Securities Act of 1933 in connection with the issuance of underlying shares. The Company is able to rely on the exemption provided by Rule 701 in connection with the issuance of the underlying shares as it initially granted the options to employees, directors, contractors and consultants pursuant to Rule 701, prior to registering its common shares under Section 12(g) of the Securities Exchange Act of 1934.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on June 19, 2000 at 10:30 a.m., local time, at Resort Semiahmoo, Victoria Room, 9565 Semiahmoo Parkway, Blaine, WA 98230-9326. The Annual Meeting was held for the purpose of (a) electing four members of the Board of Directors to serve for the ensuing year and until their successors are elected, (b) to consider and vote on the Company's 1999 Stock Option Plan; and (c) to consider and vote on an amendment to the Company's 1999 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance from 757,500 to 2,000,000 shares; and (e) transacting such other business as may properly come before the Annual Meeting.

The corporation received proxies and ballots for shareholders holding 18,413,333 shares (a majority of the shares represented at the meeting) voting in respect of the three proposals. The three matters below were voted upon and approved:

Proposal No. 1 - Election of Directors:

The following persons were duly elected to the Board by the stockholders for a one year term and until their successors are elected and qualified:

       Nomination                 Votes For                 Votes Withheld
       ----------                 ---------                 --------------
       Thompson Chu               18,413,333                      Zero
       Dr. William Lo             18,383,333                    30,000
       John McDermott             18,408,333                     5,000
       Rickie Tang                18,378,333                    35,000

After the results were read, the Corporate Secretary mentioned that certain shareholders had withheld their votes for a particular nominee because they were not familiar with the nominee. It was not to be viewed as a vote against those nominees.

Proposal No. 2 - Approval of the Corporation's 1999 Stock Option Plan:

              Votes For                      Votes Withheld
              ---------                      --------------
              18,413,333                         Zero

Proposal No. 3 - Approval of an Increase in the Shares Authorized for Issuance under the 1999 Stock Plan, as Amended:

                                               Votes For       Votes Withheld
                                               ---------       --------------
     Amended 1999 Stock Option Plan            18,413,333           Zero


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     Exhibit
     Number         Description
     -------        -----------
     10.1           Lease  agreement  dated May 22, 2000 between the  registrant and Pacific Focus Pte. Ltd.

     10.2 Lease agreement dated July 1, 2000 between the registrant and Easewell Management Limited.

     10.3 Lease agreement dated July 1, 2000 between the registrant and Thompson Chu.

     10.4 Master Services Agreement dated July 7, 2000 between the registrant and Exodus Communications, Inc.

     10.5 Purchase Agreement of Intellectual Property dated July 31, 2000 between the registrant and Belcarra Messaging Corp.

     27.1           Financial Data Schedule


(B)  REPORTS ON FROM 8-K

     The Company did not file any Reports on Form 8-K during the three months ended June 30, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POPSTAR COMMUNICATIONS, INC.


                                          /s/ John McDermott
                                          --------------------------------------
                                          John McDermott
                                          President

Dated:  August 14, 2000

                                  EXHIBIT INDEX


Exhibit
Number              Description
------              -----------

10.1 Lease agreement dated May 22, 2000 between the registrant and Pacific Focus Pte. Ltd.

10.2 Lease agreement dated July 1, 2000 between the registrant and Easewell Management Limited.

10.3 Lease agreement dated July 1, 2000 between the registrant and Mr. Thompson Chu.

10.4 Master Services Agreement dated July 7, 2000 between the registrant and Exodus Communications, Inc.

10.5 Purchase Agreement for Intellectual Property dated July 31, 2000 between the registrant and Belcarra Messaging Corp.

27.1                Financial Data Schedule