Form 10QSB
period 2000-09-30
POPSTAR COMMUNICATIONS INC
filed 2000-11-14
CIK 1093685

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
+
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

                                 Yes [X] No [ ]

Number of shares of Common Stock of $0.001 par value outstanding of the issuer as of September 30, 2000: 21,952,000

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

          Unaudited Consolidated Balance Sheets at June 30, 2000 and
          December 31, 1999 ...........................................................1

          Unaudited Consolidated Statements of Operations for the Six Months
          ended June 30, 2000 and 1999 ................................................2

          Unaudited Consolidated Statements of Cash Flows for the Six Months
          ended June 30, 2000 and 1999 ................................................3

          Notes to Unaudited Interim Financial Statements .............................4

Item  2.  Plan of Operation ..........................................................11

PART II.  OTHER INFORMATION ..........................................................15

Item  1.  Legal Proceedings ..........................................................18

Item  2.  Changes in Securities ......................................................18

Item  3.  Defaults Upon Senior Securities ............................................18

Item  4.  Submission of Matters to a Vote of Security Holders ........................18

Item  5.  Other Information ..........................................................18

Item  6.  Exhibits and Reports on Form 8-K ...........................................18

Signatures ...........................................................................19


ITEM 1.  FINANCIAL STATEMENTS


POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------
                                                                            September 30,         December 31,
                                                                                     2000                 1999
----------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
Assets

Current assets:
     Cash and cash equivalents                                               $  2,558,124          $    23,745
     Short-term investments                                                     2,800,000                    -
     Accounts receivable                                                           87,571                    -
     Note receivable from a company with common controlling
       shareholders (note 3)                                                      600,000            1,000,000
     Prepaid expenses                                                              23,666                2,739
     -----------------------------------------------------------------------------------------------------------
     Total current assets                                                       6,069,361            1,026,484

     Equipment                                                                    261,436               12,124
----------------------------------------------------------------------------------------------------------------
Total assets                                                                 $  6,330,797          $ 1,038,608
----------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                                $    200,417          $   195,569
     Deferred revenue                                                               6,187                    -
     Payable to companies with common controlling
       shareholders (note 4)                                                      128,779              230,227
     ----------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                    335,383              425,796

         Shareholders' equity:
           Capital stock (note 5):
              Authorized:
                50,000,000 common voting shares, par value
                                of $0.001 per share
              Issued and outstanding:
                21,952,000 (December 31, 1999 - 19,447,500)
                             common voting shares                              10,161,056            2,654,548
         Deficit accumulated in the development stage                          (4,165,642)          (2,041,736)
----------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                 5,995,414              612,812

Operations (note 1)
Commitments (note 7)
----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                   $  6,330,797          $ 1,038,608
----------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
================================================================================


                                                                                                                       Period from
                                                      Three months     Three months     Nine months    Nine months    December 17,
                                                             ended            ended           ended          ended         1998 to
                                                     September 30,    September 30,   September 30,  September 30,   September 30,
                                                              2000             1999            2000           1999            2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                       (unaudited)      (unaudited)     (unaudited)    (unaudited)     (unaudited)
Revenues:
 Sales                                              $   34,547         $        -       $  34,547     $        -      $    34,547
 Cost of sales                                          (3,310)                 -       $  (3,310)    $        -      $    (3,310)
 ----------------------------------------------------------------------------------------------------------------------------------
                                                        31,237                  -          31,237              -           31,237
 Interest income (note 3)                               98,067             24,484         264,748         44,410          326,456
 ----------------------------------------------------------------------------------------------------------------------------------
                                                       129,304             24,484         295,985         44,410          357,693
Expenses:
 Accounting and audit fees                              10,456              1,500          37,569         10,500           57,803
 Amortization                                           15,365                 86          23,994              -           23,994
 Bank interest and charges                               2,367              1,055           7,230          2,353            9,805
 Commission                                                 -                   -           8,333         73,003           81,249
 Foreign exchange loss (gain)                           (1,528)              (202)         (3,598)           386           (2,512)
 Legal and professional fees                            (4,266)            52,761          36,890        279,824          333,080
 License fee                                            77,542                  -          81,141              -          106,141
 Management fee                                             -                   -               -          1,950            1,950
 Office                                                 47,612             80,924         112,258         91,487          133,610
 Rent (note 6(c))                                       37,344              9,269         102,667         20,049          131,243
 Salaries and wages                                    319,726             47,413         742,571         76,667          835,942
 Sales and marketing                                     6,687                  -          16,379              -           49,642
 Travel and entertainment                               41,845                  -         108,502              -          147,194
 Technical support                                       8,343                  -           8,343              -            8,343
 Related party transactions:
   License fee (note 6(a))                             143,103            100,000         450,000        289,247          841,074
   Management fees (note 6(b))                               -             62,770               -        188,311          366,578
   Administrative and office salaries (note 6(b))       15,460                  -          43,554              -          115,906
   Sales and marketing fees (note6(b))                       -             32,577               -         32,577          100,027
   Software development (note 6(b))                    210,358             64,474         633,534        440,001        1,036,972
   Travel and entertainment (note 6(b))                      -             30,595               -         45,127          119,744
 ----------------------------------------------------------------------------------------------------------------------------------
 Total expenses                                        930,414            483,222       2,409,367      1,551,482        4,497,785

Net loss before income taxes                           801,110            458,738       2,113,382      1,507,072        4,140,092
Income taxes                                             2,457                  -          10,524              -           25,550
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                               803,567            458,738       2,123,906      1,507,072        4,165,642
Deficit accumulated during the development
 stage, beginning of period                          3,362,075                  -       2,041,736              -                -
-----------------------------------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
 stage, end of period                               $4,165,642          $ 458,738      $4,165,642     $1,507,072      $ 4,165,642
-----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per weighted
 share (note 2(g))                                  $    0.04           $    0.03      $     0.10     $     0.11      $      0.24
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
  outstanding                                      21,885,695          13,462,234      21,160,611     13,418,889       17,542,524
-----------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)


                                                                                                   Period from
                                                                                              incorporation on
                                                       Nine months            Nine months         December 17,
                                                             ended                  ended              1998 to
                                                     September 30,          September 30,        September 30,
                                                              2000                   1999                 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                       (unaudited)            (unaudited)          (unaudited)
Cash flows from operating activities:
     Net loss                                         $ (2,123,906)         $ (1,507,072)        $ (4,165,642)
     Non-cash items and transactions:
         Common shares issued for
           software technology                              20,000                     -               20,000
         Amortization                                       23,994                     -               23,994
         License fee obligation settled by
           reduction in note receivable
           from a company with common
           controlling shareholders                        400,000                     -              400,000
         Common shares issued in
           consideration for legal services
           rendered                                              -                22,500               22,500
         Net costs deemed to be issued on
           recapitalization                                      -                (2,517)              (2,517)
     Changes in non-cash operating
       working capital:
         Accounts receivable                               (87,571)                    -              (87,571)
         Prepaid expenses                                  (20,927)                 (393)             (23,666)
         Accounts payable and
           accrued liabilities                               4,848               139,116              200,417
         Deferred revenue                                    6,187                     -                6,187
------------------------------------------------------------------------------------------------------------------------------------
     Total cash flows from
       operating activities                             (1,777,375)           (1,348,366)          (3,606,298)

Cash flows from financing activities:
     Payable to common controlled companies               (101,448)              390,776              128,779
     Issuance of capital stock                           7,486,508             2,112,791           10,121,073
------------------------------------------------------------------------------------------------------------------------------------
     Total cash flows from
       financing activities                              7,385,060             2,503,567           10,249,852

Cash flows from investing activities:
     Short-term investments                             (2,800,000)                    -           (2,800,000)
     Purchase of equipment                                (273,306)               (3,342)            (285,430)
     Note receivable from a company with
       common controlling shareholders                           -            (1,000,000)          (1,000,000)
------------------------------------------------------------------------------------------------------------------------------------
     Total cash flows from
       investing activities                             (3,073,306)           (1,003,342)          (4,085,430)
------------------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                    2,534,379               151,859            2,558,124

Cash and cash equivalents,
  beginning of period                                       23,745                     -                    -
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                                       $  2,558,124          $    151,859         $  2,558,124
------------------------------------------------------------------------------------------------------------------------------------
Supplementary disclosure:
     Non-cash transactions:
       Common shares issued for
         software technology                          $     20,000          $          -         $          -
       License fee obligation settled
         by reduction in note receivable
         from a company with common
         controlling shareholders                          400,000                     -                    -
       Common shares issued for legal
         services rendered                                       -                22,500               22,500
       Income taxes paid                              $     10,524          $          -         $     25,550
       Interest expense paid                                 2,207                     -                2,207
------------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Nine months ended September 30, 2000 (unaudited)
================================================================================


1.   Operations:

     The Company was incorporated on June 19, 1995 under the laws of the State of Nevada as Cherokee Leather, Inc. On May 17, 1999, the Company changed its name to POPstar Communications, Inc. The Company is an IP-messaging solution provider of Internet based facsimile transmission technology and unified messaging technology services. Over the past year, the Company has successfully field tested the facsimile transmission technology and is in the process of field testing its unified messaging technology services. The Company is considered a development stage company.

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

     The Company's financial statements are prepared using generally accepted accounting principles in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2000, the Company started to generate revenues from monthly service fees charged in connection with fax mailboxes. Total revenue is relatively insignificant, is not yet sufficient to cover operating costs and does not provide sufficient cash flows to fund operations nor meet the Company's liabilities as they become due. During the nine-month period ended September 30, 2000, the Company issued shares for cash (note 5(a)); continued development of certain licensed software (note 6(a)); and paid cash and issued shares to acquire, on an exclusive basis, software technology from a third party (note 7(b)). Management anticipates that cash will continue to be available from its shareholders, a company with the common controlling shareholders (note 3), or from additional security issuances to third parties to fund operating requirements for the next fiscal year. There is no guarantee that the licensed software will generate revenues sufficient to cover its operating costs or that proceeds received from the issuance of shares or other sources will maintain the Company until that time.


2.   Significant accounting policies:

     (a)  Basis of presentation:

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, POPstar, POPstar Communications Asia Pacific Ltd. ("POPstar Asia"), POPstar Communications Pte. Ltd. and POPstar Communications Canada Corp. All intercompany balances and transactions have been eliminated.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements, page 2
(Expressed in U.S. Dollars)

Nine months ended September 30, 2000 (unaudited)
================================================================================


2.   Significant accounting policies (continued):

     (a)  Basis of presentation (continued):

          As the Company commenced commercial operations beginning in the quarter ended September 30, 2000, for accounting purposes, it is considered to be a development stage enterprise.

          The financial information as at September 30, 2000 and for the nine month periods ended September 30, 2000 and 1999 is unaudited. However, such financial information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented.

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

          Depreciation or amortization of assets translated at historical exchange rates is translated at the same exchange rates as the assets to which they relate.

          Exchange gains and losses arising on the translation of monetary items are included in income for the current period.

     (c)  Equipment:

          Equipment   is  stated  at  cost.   Depreciation   is  provided  on  a
          straight-line basis at a rate of 25% per annum.

     (d)  Software development:

          Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. The Company assesses whether it has met the relevant criteria for deferral and amortization at each reporting date. No such expenditures have met these criteria during the nine-month period ended September 30, 2000.

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

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements, page 3
(Expressed in U.S. Dollars)

Nine months ended September 30, 2000 (unaudited)
================================================================================


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

          The losses attributable to the common shareholders for the nine-month period is represented by the net loss of $2,123,906. The weighted average number of common shares outstanding for the period ended September 30, 2000 is calculated as follows:

                                                                                                     Weighted
                                                                                   Number            number of
                                                                                of common            of shares
                                                                            shares issued          outstanding
         ------------------------------------------------------------------------------------------------------
         Shares outstanding, December 31, 1999                                 19,447,500           19,447,500
         Shares cancelled during the period                                    (2,400,000)          (2,400,000)
         Shares issued during the period                                        4,904,500            4,113,111
         ------------------------------------------------------------------------------------------------------
                                                                               21,952,000           21,160,611
         ------------------------------------------------------------------------------------------------------

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements, page 4
(Expressed in U.S. Dollars)

Nine months ended September 30, 2000 (unaudited)
================================================================================


2.   Significant accounting policies (continued):

     (g)  Loss per share (continued):

          As at September 30, 2000, there were outstanding options to acquire 1,031,000 common shares of the Company (note 5(b)) which are not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

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

          Stock based compensation awarded as a result of stock options granted to non-employees is accounted for using the fair value based method of accounting. The fair value is determined using the option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. Any compensation is recognized over the service period of the stock options being granted, represented by the vesting period.

          Stock issued in exchange for services rendered have been accounted for based on the estimated fair value of the equity instruments at the date of issuance.


3.   Note receivable from a company with common controlling shareholders:

     The note receivable from TGI Technologies Ltd. ("TGI") is unsecured and bears interest at 8% per annum. Both TGI and the Company have greater than 50% of their respective voting shares owned by the same group of shareholders. The funds were loaned to TGI on March 30, 1999 from monies received on the issuance of shares of the Company. The principal and any outstanding accrued interest are due on the earlier of demand by the Company or March 30, 2001. During the period, the Company received a payment of $400,000 of the principal balance and interest income of $42,097 from TGI.


4.   Payable to companies with common controlling shareholders:

     The  payables  to  companies  with  common  controlling   shareholders  are
     non-interest bearing, unsecured and have no specific terms of repayment.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements, page 5
(Expressed in U.S. Dollars)

Nine months ended September 30, 2000 (unaudited)
================================================================================


5.   Capital stock:

     (a)  Common shares:

         ------------------------------------------------------------------------------------------------------
                                                                                Shares               Amount
         ------------------------------------------------------------------------------------------------------
         Balance, December 31, 1999                                            19,447,500         $  2,654,548

              Common shares cancelled                                          (2,400,000)                   -
              Common shares issued for cash at $2.00 per share                  3,000,000            6,000,000
              Common shares issued for cash at $0.833333
                per share                                                       1,750,000            1,458,333
              Common shares issued on exercise of options for
                cash at $0.01 per share                                           117,500                1,175
              Common shares issued on exercise of options for
                cash at $1.00 per share                                            27,000               27,000
              Common shares issued for software technology
                at $2.00 per share                                                 10,000               20,000
         ------------------------------------------------------------------------------------------------------
         Balance, September 30, 2000 (unaudited)                               21,952,000         $ 10,161,056
         ------------------------------------------------------------------------------------------------------

     (b)  Options:

          (i)  Stock-based compensation:

               In 1999,  the Company  adopted a stock  option plan (the  "Plan")
               pursuant to which the Company may grant stock options to directors, management, employees and contractors. The Plan authorized grants of options to purchase up to 757,500 shares of authorized but unissued common stock. During the nine-month period ended September 30, 2000, the Company's shareholders approved an additional 1,242,500 common shares under the Plan to be eligible to be granted as options. Stock options are granted with an exercise price equal to the stock's market value at the date of the grant. The stock options have various periods to expiry as noted in the tables below.

             ---------------------------------------------------------------------------------------------------
                                                                                                       Average
                                                                                  Options             exercise
                                                                              outstanding                price
             ---------------------------------------------------------------------------------------------------
              Beginning balance, December 31, 1999                                757,500            $    0.39
              Transactions during the period:
                Granted                                                           561,000                 2.00
                Exercised                                                        (144,500)                0.19
                Expired                                                          (143,000)                1.63
             ---------------------------------------------------------------------------------------------------
              Outstanding and exercisable, September 30, 2000                   1,031,000            $    1.12
             ---------------------------------------------------------------------------------------------------

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements, page 6
(Expressed in U.S. Dollars)

Nine months ended September 30, 2000 (unaudited)
================================================================================


5.   Capital stock (continued):

     (b)  Options (continued):

          (i)  Stock-based compensation (continued):

               The  following   table   summarizes   options   outstanding   and
               exercisable at September 30, 2000:

              -------------------------------------------------------------------------------------------------
                                                                Outstanding
              -------------------------------------------------------------------------------------------------
                                                                                Weighted                Number
              Exercise                                                    average period             of shares
              prices                                  Number         remaining to expiry           exercisable
              -------------------------------------------------------------------------------------------------
                                                                                (months)
              $0.01                                 340,000                         17.8                90,000

              $1.00                                 230,000                         22.5                70,000

              $2.00                                 461,000                         27.9                     -
              -------------------------------------------------------------------------------------------------
                                                  1,031,000                         28.3               160,000
              -------------------------------------------------------------------------------------------------

          (ii) Other:

               During the nine-month period ended September 30, 2000, the Company granted options to three investors exercisable to purchase up to an aggregate of 3,000,000 shares of common stock at $2.00 per share. The options are exercisable by the investors at any time prior to the date which is three months subsequent to the date on which the Company's stocks are listed for trading on an exchange.

          (iii) Subsequent event:

               On October 1, 2000, the Company granted to employees options exercisable to purchase 50,000 shares of common stock at $2.00 per share.


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
         ------------------------------------------------------------------

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements, page 7
(Expressed in U.S. Dollars)

Nine months ended September 30, 2000 (unaudited)
================================================================================


6.   Related party transactions (continued):

          The agreement provides that the Company can offset any amounts owing to TGI against the note receivable disclosed in note 3. During the period, the Company recorded expenditures of $450,000 (of which $400,000 was offset) in license fees to TGI, being the annual minimum prorated for the nine-month period ended September 30, 2000.

     (b) The Company has also entered into an agreement with TGI, whereby TGI will provide technical assistance, software development, marketing, management and other services, as required. The charge is based on TGI's direct and indirect costs of the services provided plus 15%.

          During the period, the Company incurred service fees, including the 15%, under this agreement totaling $677,088.

     (c) During the nine-month period ended September 30, 2000, POPstar Asia leased office space for its office in Hong Kong for $2,000 per month from Easewell Management Ltd. pursuant to a leasing arrangement. A director of Easewell Management Ltd. is a director of the Company.

          During the nine-month period ended September 30, 2000, POPstar Asia leased office space for its office in Beijing, The People's Republic of China for $2,200 per month pursuant to a leasing arrangement from a director of the Company.

          During the nine-month period ended September 30, 2000, POPstar Communications Canada Corp. leased office space for its office in Vancouver, Canada for CDN$4,489 per month from Tradeglobe Consulting Ltd. pursuant to a leasing arrangement. Two directors of Tradeglobe Consulting Ltd. are directors of the Company.


7.   Commitment:

     (a) On August 10, 1999, the Company entered into a non-exclusive, royalty free Service Agreement with TransNexus, LLC, a company incorporated under the laws of the State of Georgia. Under the terms of the Agreement, TransNexus, LLC will provide financial transaction settlement services and billing information to Internet Service Providers using the Company's technology in exchange for a percentage of the billings. The charging rates for these arrangements have been established through negotiation.

          On September 20, 2000, the Company entered into a new non-exclusive, royalty free Service Agreement with TransNexus, Inc. (formerly TransNexus, LLC), a company incorporated under the laws of the State of Delaware. Under the new terms of the Agreement, TransNexus, Inc. will operate the Clearinghouse Services on behalf of the Company as the POPstar Clearinghouse Service's independent, and third party settlement agency. In exchange for providing services, TransNexus earns a ten percent (10%) share of the originating parties' wholesale calling rate.

     (b) During the three months ended September 30, 2000, the Company acquired software technology from Belcarra Messaging Corp. in consideration of CDN$35,000 ($23,800) in cash and 10,000 shares of common stock of the Company valued at $2.00 per share. If the software technology meets certain predetermined performance benchmarks by January 10, 2001, the Company agreed to issue an additional 10,000 shares of common stock to the seller.

ITEM 2.  PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this filing about our future results, level of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements.

In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," believe," "estimate," "predict," "potential," " or "continue" or the negative or other variations of these words, or other comparable words or phrases. The Company intends that such forward-looking statements be subject to the safe harbors created by these statutes. The forward-looking statements included herein are based on current beliefs and expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Quarterly Report or in other reports filed by the Company with the Securities and Exchange Commission. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Forward-looking statements are based on management's beliefs, expectations and projections on the date they are made. The Company assumes no obligation to update forward-looking statements if management's beliefs, expectations or projections or other circumstances should change. Investors should not place undue reliance on forward-looking statements.

GENERAL OVERVIEW

POPstar Communications, Inc. (the "Company" or "POPstar") is a development stage Internet technology company. The Company is an IP-messaging solution provider of Internet based facsimile transmission technology and unified messaging technology services. Over the past year, the Company has successfully field tested its facsimile transmission technology and is in the process of field testing its unified messaging technology services. The Company is marketing its services to Internet Service Providers ("ISPs") around the world. The Company began to generate revenues from the use of POPstar's Enroute technology during the fiscal quarter ended September 30, 2000. POPstar's technology is designed to equip ISPs with the ability to provide Internet based facsimile transmission and, in the future, a full range of unified messaging services to their end-users. In most cases, POPstar's software is provided free of charge to ISPs in return for a share of revenue generated from the use of its software.

The Company was originally incorporated under the laws of the State of Nevada on June 19, 1995 as Cherokee Leather, Inc. Between 1995 to 1999, the Company was inactive. On July 20, 1999, the Company acquired all of the outstanding common stock of POPstar

Global Communications Inc., a British Virgin Island Company ("POPstar-BVI"). In conjunction with the acquisition, the Company adopted the business plan of POPstar-Global and changed its name to POPstar Communications, Inc. POPstar's business plan is to provide a unique opportunity for Internet-based companies such as ISPs, access service providers, portals, carriers and telephone companies to offer value-added IP-messaging services to their customers with minimal additional investment. POPstar is in the process of building a global network of ISP partners and other Internet-based companies, which is designed to facilitate unified messaging services using the Internet. POPstar plans to license its messaging software technology to its ISP partners and to share revenues charged to end users based on the messaging traffic between and with ISPs and publicly switched telephone networks ("PSTN"). POPstar also intends to provide network management services related to its unified messaging services, including secure call routing and real-time settlement/billing services.

The POPstar Business Model

POPstar plans to allow ISPs to select from a number of available products and services to offer end-users, including fax, voice and data unified messaging services over the Internet. All of POPstar's messaging services are web-based and designed to be assessable by an authorized user from the user's mailbox anywhere in the world. POPstar offers the following service options to ISPs:

     o Outsource: ISPs can outsource the services related to unified messaging services to POPstar. POPstar will manage the entire unified messaging system, including hardware, servers, software and leased lines.

     o Manage servers on-premises: ISPs can manage their own servers and join the POPstar Clearinghouse System to share revenue and messaging traffic with other POPstar Clearinghouse partners. In this case, POPstar licenses messaging software to the ISP free of charge and shares revenue on the messaging traffic with the ISP partner. The POPstar Clearinghouse provides financial transaction settlement services and billing information to ISP partners.

     o Purchase the servers and messaging software: POPstar will sell turnkey packages to ISPs and the ISP can furnish its own unified messaging services.

The first two service options are designed to allow ISPs to participate in the POPstar Clearinghouse System and share revenues on 'long distance' traffic and messaging between POPstar partners. The POPstar Clearinghouse has been designed using Open Settlement Protocol ("OSP") standards and is designed to provide the necessary call authentication, routing and settlement services. POPstar's software technology allows a partner to originate, route and deliver messaging traffic to the least-cost delivery point in the POPstar network and earn a share of revenue from the call or service.

PLAN OF OPERATION

The Company is in the process of launching its POPstar Global Partnership Program. Beginning with fax over Internet services, the Company is introducing its services into the North American, Asian Pacific and Western European markets. Over the past year, the Company's focus has been primarily on services dealing specifically with Fax-over-Internet Protocol ("FoIP"). The Company has tested the product to ensure that it is user-friendly and that it meets the customer's needs. The Company's Enroute software allows the Company to offer prices that, in most cases, are less than or equal to our competitors. The Company intends to use the results of its field-testing to improve the next generation of the Enroute software.

During the fiscal period ended December 31, 1999, the Company focused its efforts on the development of its Enroute Version 2.3 software product. The development of the Company's Enroute Version 2.3 software product was completed at the end of January 2000. The Enroute Version 2.3 product is designed to take advantage of POPstar's distributed fax server technology to deliver fax traffic across the public Internet to users around the globe. The server runs on Solaris UNIX platform; the clients are Web-based; and the file conversion utilities that convert documents to image (TIFF) format runs on NT operating systems. The Enroute Version 2.3 product development supports both single and double byte characters, making it suitable for use in the Asian language markets. Other Enroute Version 2.3 developments provide secure compatibility with the IP Open Settlement Protocol standards. Open Settlement Protocol allows for call clearing and settlement between independent partners.

We delayed the commercial launch of Enroute Version 2.3, originally scheduled for March, to July 1, 2000. The delay was caused by technical difficulties related to integration between TransNexus and the Mind billing system. The technical difficulties were resolved, and on May 1, 2000, POPstar connected to the TransNexus commercial site, which is capable of generating call records for each of the POPstar enrolled sites. We also completed the development of a solution to integrate the Mind and Optigold billing systems, which allows us to convert TransNexus call records into invoices.

In April, we completed development of technology that permits the automatic sign in and registration of end users at sites equipped with either Mind or Optigold billing systems. End users can access the POPstar partner websites and register for either a free demo service or pay-for-use service. Mind and Optigold billing systems support both credit and prepaid debit card services. We also completed a data migration solution to customize call records to match the needs of ISP partners with billing systems other than Mind or Optigold. The Company now provides turnkey solutions for most systems. POPstar is now in the process of offering its fax over Internet commercial services to ISPs and their customers.

The current business plan is being aggressively implemented under the fax services banner. However, the Company intends to shift its focus from fax services to unified messaging and integrated voice services beginning in 2001. Management believes that the performance of the fax services introduction and the successful implementation of its unified messaging services are key elements to the Company's ability to raise additional financing that may be necessary if revenues do not support the Company's operations.

Research and Development

Management anticipates that research and development expenditures for the fiscal year ending December 31, 2000 will be approximately $1,000,000, of which $633,534 was incurred during the nine-month period ended September 30, 2000.

Enroute Version 2.3.4 is the current commercial release providing ISPs webfax, fax-to-e-mail and e-mail-to-fax services. The Company completed development of a fax-to-fax feature and is now in the process of testing the technology. The Company anticipates that the fax-to-fax service will be released late in the fourth quarter of 2000 as part of Enroute Version 2.3.5, which will also include recent updates to the TransNexus OSP interface.

The Company's current research and development focus is as follows:

     -    Version 2.4 of Enroute in the short-term.
     -    Version 3.0 of Enroute in the long-term.

Enroute Version 2.4 development efforts will focus on needed enhancements to Version 2.3, which will include the development of a new gatekeeper to replace the least cost routing daemon system used in Version 2.3, the implementation of a secure socket ("SSL") program throughout the server to provide security features, a change in user authorization procedures, a real-time call record reporting gateway to established Internet billing systems and a secure e-mail to fax service.

The Company continued its development efforts on Version 2.4, which was originally scheduled for release in the third quarter of 2000. The Company's development team experienced a technical difficulty in the implementation of security procedures and the secure sockets layer ("SSL"). Management believes the Company made good progress towards completing the SSL functionality within V2.4, and that V2.4 should be ready to test in late 2000. Management anticipates that V2.4 will be ready for commercial release during the first quarter in 2001.

Our development of the Enroute Version 3.0 Internet Protocol unified messaging services ("UMS") product will continue throughout 2000. The prototype of Enroute Version 3.0 is built. Field testing of the UMS beta version is on schedule and ready to test towards the end of the first quarter in 2001. Management expects the prototype to support the storage and retrieval of voice, fax and e-mail messages in and from one mailbox, access to and from the mailbox via the telephone network and the Internet. POPstar products are Web-based so that all messages are accessible to authorized users from any place in the world with Internet access.

Version 3.0 Internet Protocol unified messaging product is being developed to run across all platforms and operating systems. Management anticipates this development to include a series of applications to run on UNIX, NT, Linux and other operating systems and platforms without having to make operating system specific changes to the applications. Development efforts are designed to create solutions targeted to the carrier and backbone markets: the product will be designed to scale to meet the needs of the target carriers. The cross-platform development is supported by an in-house developed library of universal messaging objects ("UMO") written in C++ computing language. The UMO is being developed to allow the Company to adapt quickly to the rapid changes taking place in the rapidly growing Internet market. The UMO is designed to allow all applications to be written just once for UNIX, NT and Linux compatibility.

The Company's first major release of the new series will be Version 3.1, which is scheduled for the second quarter in 2001. The Company anticipates this release to provide commercial grade unified messaging services to PSTN and Desktop users. The Version 3.1 product will take advantage of the outgoing services provided through the Version 2.4 product.

On June 26, 2000, POPstar entered into an agreement with Exodus Communications, Inc. Exodus is a major US backbone carrier and has one of the largest IP networks in the world, with a peak Internet exchange rate of over 10.3 gigabits per second. The Exodus Network is a global backbone with high performance network architecture and industry leading public and private interconnect arrangements. The Company will co-locate POPstar's own UcanFax gateway (which enables users who are not associated with any of POPstar's partnering ISPs to utilize POPstar's services) at the Exodus site in Seattle, Washington. By co-locating, the Company is able to increase network stability and bandwidth availability. In addition, the Exodus site provides the secure 7 x 24 location needed for commercial traffic and the high-speed backbone to carry this traffic.

Capital Expenditures

Management expects the capital purchases scheduled for the fiscal year ending December 31, 2000 to be approximately $1,000,000, split between hardware and software at $750,000 and office furniture and equipment at $250,000. The hardware is needed primarily to support POPstar's own global gateways in Los Angeles, Seattle and Vancouver and secondarily to help develop a market presence in other countries. As of September 30, 2000, the Company has expended $273,306 for capital purchases.

Employees

On September 30, 2000, the Company employed 35 people. Management anticipates that the number of employees will increase to 45 employees by year-end. The Company intends to staff its global offices in the UK, Canada, US, Hong Kong, China and Singapore. Management expects to hire additional personnel in customer sales and support positions to provide services on a 7 days a week, 24 hours a day basis.

The Company hired personnel in the following areas:

Administration: We hired 1 new staff member in mid-May to assist the Corporate Secretary and Treasurer in the handling of the Company's administrative responsibilities. In August, a managing director was hired in the UK (London) to manage activities in Europe, the Middle East and Africa. In September, a support staff member was hired to handle marketing and corporate development in the Vancouver office.

Sales and Marketing: We hired 4 new sales staff at the beginning of June 2000 - 3 new employees in the Vancouver office and 1 new employee in Singapore. In July, we hired 1 new sales staff employee in Shanghai. In September, we hired 1 new sales staff for the Beijing office. Management anticipates further additions over the ensuing months.

Operations: We hired 3 new operational support staff in July - 1 new employee to handle operations support in the Vancouver office, 1 new employee to handle technical support in Singapore and 1 new employee to handle technical support in Shanghai. In August, 1 new employee was hired for operations support in Vancouver. In September, an Operations Specialist from Vancouver moved to Hong Kong to oversee the Greater China and north Pacific region; a new operations specialist was hired in Vancouver. Also, in September, 2 new employees were hired for operations support in Vancouver.

Not included in the 35 employee total are 3 additional support personnel engaged on a contract basis in our UK (London) office - 2 contract workers provide technical support and 1 contract worker provides clerical support in accounting and administration.

Intellectual Property Acquisition

On July 31, 2000, the Company, through its wholly owned subsidiary POPstar-BVI, acquired from Belcarra Messaging Corp. an exclusive right to use and exploit certain Intellectual Property relating to Internet messaging. The Company paid Belcarra CDN$35,000 ($23,000) in cash and issued 10,000 shares of common stock valued at $2.00 per share. If the Intellectual Property meets certain predetermined performance benchmarks by January 10, 2001, the Company agreed to issue Belcarra an additional 10,000 shares of common stock. Briefly, the Intellectual Property includes:

     o the IMAP mail server software, which is based on Carnegie Mellon University's "Cyrus" IMAP server as modified by Belcarra. The software is designed to can be easily implemented into a corresponding server having capacities exceeding 100,000 users using standard computer platforms;

     o Mail Transfer Agent software technology ("EXIM" MTA as modified by Fireplug Computers Inc.) is designed to provide scalability of messaging systems (carrying all message types, including fax, voice and other unified messaging) over a range of thousands of users to many millions of users and over thousands of domains;

     o Open LDAP, an LDAP directory tool, incorporated into the MTA software above; and

     o certain administrative software incorporating Open LDAP, and as developed by Ted Powell.

Management believes that the acquisition of the intellectual property will reduce the estimated development costs and time associated with developing its own server and mail transfer agent technology.

Management believes that the acquired intellectual property is capable of providing POPstar with the ability to offer Unified Messaging Services ("UMS") on an economical basis to its IP Partners, including "carrier class" system users. Management also believes the acquired intellectual property may provide POPstar with price and performance advantages in UMS that could not be attained using `brand name' mail servers available from SUN Microsystems (SIMS) or from Software.com, for example.

On September 8, 2000, POPstar Communications (Europe) Limited, ("POPstar Europe"), (formerly Fenshelf 163 Ltd.), was incorporated with the Registrar of Companies for England and Wales as a private company limited by shares. POPstar Europe is a wholly owned subsidiary of POPstar-BVI and the Company anticipates it will conduct POPstar's European operations. Starting October 2, 2000, the Company rented a virtual executive office in London, England on a month-to-month basis.


Results of Operations for three months ended September 30, 2000 and September 30, 1999

Revenue

Sales: Sales for the three-month period ended September 30, 2000 were $34,547, compared to no sales for the three-month period ended September 30, 1999. Sales for the three-month period ended September 30, 2000 resulted from sales of product and services, including software maintenance contracts ($28,873), services rendered ($1,542), monthly fees generated from fax mailbox users ($160), and the sale of equipment and parts to ISPs ($3,972).

Cost of Sales: For the three-month period ended September 30, 2000, the cost of sales represented the purchase of equipment and parts from a POPstar vendor ($3,310), which were in turn sold to ISPs. For the period ended September 30, 1999, there were no cost of sales.

Interest Income: Interest income for the three month period ended September 30, 2000 was $98,067, compared to $24,484 for the three-month period ended September 30, 1999 - a 300% increase. The interest income received for the three-month period ended September 30, 2000 was interest earned on bank and term deposits ($88,238) and interest on a note receivable from a company with common controlling shareholders, TGI Technologies Ltd. ("TGI") ($9,829). In comparison, the interest received for the three-month period ended September 30, 1999 included interest on a note receivable from TGI ($20,000) and interest earned on bank deposits ($4,484).

Operating Expenses

License  Fee:  The  license  fee  paid  to  TGI  for  the  exclusive  commercial exploitation rights to certain Internet fax server software during the three-month periods ended September 30, 2000 and 1999 was $143,103 and $100,000, respectively. The 43% increase during the three-month period ended September 30, 2000 was due to an increase in the minimum annual license fee paid to TGI. The minimum annual license fee for 2000 and 1999 was $600,000 and $400,000, respectively. For each year, the license fee was prorated over a twelve-month period. In addition, a license fee of $77,542 was paid for rights related to certain software in the quarter ended September 30, 2000, compared to nil pricing during the same period in 1999.

Research & Development: Research and development is provided by an affiliated company, TGI, under agreement and consists primarily of technical assistance, software development, and other related services, as required. The charge is based on TGI's direct and indirect costs of the services provided plus 15%.

Research & development costs for the three-month period ended September 30, 2000 amounted to $210,358, compared with $64,474 for the three-month period ended September 30, 1999. The rise of 226% was due to increased software development expenditures.

General and Administrative: Our general and administrative costs consist primarily of personnel costs, accounting & audit fees, professional and legal costs, travel & entertainment, sales & marketing, technical support and lease of office space. Total general and administrative costs were $576,953 and $318,748 for the three-month periods ended September 30, 2000 and 1999, respectively, representing an increase of 81%.

The rise in general and administrative costs were primarily related to an increase in personnel costs resulting from the Company's growth and expansion worldwide. The Company anticipates that general and administrative costs will continue to grow in the foreseeable future as it implements a market growth strategy.


Results of Operations for nine months ended September 30, 2000 and September 30, 1999

Revenue

Sales: Sales for the nine-month period ended September 30, 2000 were $34,547, compared with no sales for the nine-months period ended September 30, 1999. Sales for the nine-month period ended September 30, 2000 were from sales of product and services, including maintenance contracts ($28,873), services rendered ($1,542), monthly fees generated from fax mailbox users ($160), and the sale of equipment and parts to ISPs ($3,972).

Cost of Sales: For the nine-month period ended September 30, 2000, the cost of sales was $3,310, compared with $0 for the nine-month period ended September 30, 1999, as no sales were made during that period.

Interest Income: Interest income for the nine month period ended September 30, 2000 was $264,748, compared to $44,410 for the nine-month period ended September 30, 1999 - a 500% increase. The increase was a result of the Company having a significantly larger amount of cash raised from the issuance of common stocks in February and March 2000.

Operating Expenses

License Fee: The license fee paid to TGI for the nine-month periods ended September 30, 2000 and 1999 was $450,000 and $289,247, respectively. The 56% increase during the nine-month period ended September 30, 2000 was due to an increase in the minimum annual license fee. The minimum annual license fee for 2000 and 1999 was $600,000 and $400,000, respectively. For both periods, the licensee fee was prorated over a twelve-month period.

Research & Development: Research and development is provided by an affiliated company, TGI, under agreement and consists primarily of technical assistance, software development, and other related services, as required. The charge is based on TGI's direct and indirect costs of the services provided plus 15%.

Research & development  costs for the nine-month period ended September 30, 2000
totaled  $633,534,   compared  with  $440,001  for  the  same  period  in  1999, representing a 44% increase.

General and Administrative: The Company's general and administrative costs consist primarily of personnel costs, accounting & audit fees, professional and legal costs, travel & entertainment, sales & marketing, technical support and office & rental expenses. Total general and administrative costs were $1,325,833 and $822,234 for the nine-month periods ended September 30, 2000 and 1999, respectively, representing an increase of 61%.

The rise in general and administrative costs was primarily due to increases in personnel costs, travel & entertainment and office & rental expenses. The Company anticipated that these costs would increase due to expansion and growth of the Company worldwide.


Liquidity

As at September 30, 2000, the Company's cash and short-term investments amounted to $5,358,124. During the nine-month period ended September 30, 2000, the Company raised $7,486,508 from the issuance of capital stock, offset by a net loss of $2,123,906 and capital equipment purchases of $273,306.

The Company's cash position, less known commitments (comprising primarily personnel costs, professional & legal fees, licensing fees and software development expenses) as of September 30, 2000, is expected to be adequate to fund the Company's on-going operations during the fourth quarter ending December 31, 2000. Accordingly, the Company does not anticipate the need to raise additional funds to meet its working capital needs during the fourth quarter 2000.

If the Company does not begin to generate material revenues, liquidity will be reduced as amounts are expended for continuing research and development, expansion of sales and marketing activities and development of its administrative functions. Additionally, the Company's liquidity will also be reduced as amounts are used for purchases of capital assets. In addition, the Company continues to incur operating losses and will continue to need additional working capital to fund its operations, research and development, and marketing efforts for the 2001 fiscal year. As a result, the Company may be required to raise additional capital to finance its operations for the 2001 fiscal year and beyond. The Company intends to raise such additional funding through the sale of equity or convertible debt securities. The Company may not be able to raise additional capital on acceptable terms, if at all, when needed. If the Company is able to raise capital, it may not be available on terms commercially favorable to us. The sale of equity or convertible debt securities may result in dilution to the Company's stockholders.

If the Company chooses to speed up its current growth by acquiring additional unified messaging companies, then significant additional capital in addition to the amounts detailed above will be required to meet these objectives. In that case, the Company will be required to secure additional funding though the sale of equity or convertible debt securities. The Company may not be able to raise sufficient capital necessary for the continuation of our acquisition strategy when needed.

Material Obligations:

On January 11, 1999, POPstar-BVI entered into the Licensing Agreement with TGI under which POPstar-BVI is obliged to pay TGI, until the fourth quarter, 2002, a portion of all net sales generated from the use of TGI's software. For the year 2000, POPstar-BVI is obliged to pay TGI 6% of net sales, or a minimum of $600,000. For the year 2001, POPstar-BVI is obliged to pay TGI 4% of net sales or a minimum of $500,000. For the year 2002, POPstar-BVI is obliged to pay TGI 2% of net sales or a minimum of $500,000. POPstar-BVI is not obliged to pay any additional licensing fees following the end of the year 2002. The Agreement provides that any amounts outstanding for more than 30 days shall be subject to interest at the rate of 1% per month (or an aggregate of 12% per annum). At present, the Company expects to make the minimum royalty payment of $600,000 to TGI for the year 2000.

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

ITEM 2.  CHANGES IN SECURITIES

During the three months ended September 30, 2000, POPstar issued the following unregistered securities:

On July 31, 2000, as part of an agreement with Belcarra Messaging Corp, the Company issued 10,000 shares of common stock of the Company at a price of $2.00 per share. The shares were part of a transaction that included cash and stock
consideration   as  payment  for  the  acquisition  of  Belcarra's  mail  server technology.

The Company relied on the exemption from  registration  provided under Section 4
(2) of the Securities Act of 1933, as amended, in connection with the issuance of the underlying shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the three months ended September 30, 2000.


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

          Exhibit
          Number             Description
          -------            -----------
          10.1               TransNexus/POPstar Clearinghouse Service Agreement
                             dated September 20, 2000 between registrant and TransNexus, Inc.

          27.1               Financial Data Schedule

(B)  REPORTS ON FROM 8-K

     The Company did not file any Reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      POPSTAR COMMUNICATIONS, INC.


                                      /s/ John McDermott
                                      ------------------------------------------
                                      John McDermott
                                      President


                                      /s/ Don Lau
                                      ------------------------------------------
                                      Don Lau
                                      Treasurer (Principal Financial Officer)


Dated:  November 14, 2000

                                 EXHIBIT INDEX


Exhibit
Number              Description
------              -----------

10.1 TransNexus/POPstar Clearinghouse Service Agreement dated September 20, 2000 between registrant and TransNexus, Inc.

27.1                Financial Data Schedule