Form 10KSB
period 2000-12-31
POPSTAR COMMUNICATIONS INC
filed 2001-04-02
CIK 1093685

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-27213

                          POPSTAR COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in Its Charter)


          NEVADA                                        88-0385920
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                               107 East 3rd Avenue
                          Vancouver, British Columbia,
                                 Canada V5T 1C7
                    (Address of principal executive offices)

                  Registrant's telephone number: (604) 872-6608

           Securities registered pursuant to Section 12(g) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
       None                                          None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Shares, par value $.001 Per Share
                                (Title of Class)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The issuer's revenues for the fiscal year ended December 31, 2000 were $379,136.

     The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on a private stock consideration transaction of the issuer on July 31, 2000 of $2.00 per share, was $15,989,000. The issuer has assumed that its officers, directors and holders of more than ten percent of the outstanding common stock are affiliates. As of March 26, 2001, the issuer had 21,952,000 shares of its common stock, par value $0.001 per share (the "Common Stock"), outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                          POPSTAR COMMUNICATIONS, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                        FOR YEAR ENDED DECEMBER 31, 2000


                                                                           Page
                                                                           ----
Part I.......................................................................1

   Item 1:      Business.....................................................1

   Item 2:      Properties...................................................19

   Item 3:      Legal Proceedings............................................19

   Item 4:      Submission of Matters to a Vote of Security Holders..........19

Part II......................................................................20

   Item 5:      Market for Registrant's Common Stock and Related
                Stockholder Matters..........................................20

   Item 6:      Plan of Operation............................................21

   Item 7:      Consolidated Financial Statements............................25

   Item 8:      Changes in and Disagreements With Accountants on
                Accounting and  Financial Disclosure.........................25

Part III.....................................................................25

   Item 9:      Directors, Executive Officers, Promoters and
                Control Persons; Compliance With Section 16(a) of
                the Exchange Act.............................................25

   Item 10:     Executive Compensation.......................................28

   Item 11:     Security Ownership of Certain Beneficial Owners
                and Management...............................................30

   Item 12:     Certain Relationships and Related Transactions...............32

   Item 13:     Exhibits and Reports on Form 8-K.............................34

FORWARD-LOOKING STATEMENTS:

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this filing about our future results, level of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements.

     In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," believe," "estimate," "predict," "potential," " or "continue" or the negative or other variations of these words, or other comparable words or phrases. We, POPstar Communications, Inc., intend that such forward-looking statements be subject to the safe harbors created by these statutes. The forward-looking statements included herein are based on current beliefs and expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions; intense competition, including intensification of price competition and entry of new competitors and products' adverse federal, state and local government regulation; inadequate capital; unexpected costs and operating deficits' increases in general and administrative costs; lower sales and revenues than forecast; loss of customers; technological obsolescence of our products and services, technical problems with our products and services, inability to raise prices; failure to obtain new customers; the possible fluctuation and volatility of our operating results, financial condition and stock price; inability to carry out marketing and sales plans; loss or retirement of key executives; and other specific risks that may be described in this Annual Report or in other reports filed by us with the Securities and Exchange Commission. In addition, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Forward-looking statements are based on management's beliefs, expectations and projections on the date they are made. We assume no obligation to update forward-looking statements if management's beliefs, expectations or projections or other circumstances should change. Investors should not place undue reliance on forward-looking statements.

                                     Part I

Item 1:  Business

Company Overview

     We, POPstar Communications, Inc., are in the process of building a worldwide Internet protocol messaging network in partnership with independent Internet service providers, application service providers and telephone service companies (ISPs). We currently offer fax over Internet protocol messaging services through independent ISPs in North America, Europe and Asia, and expect to begin testing voice over Internet services beginning in the second quarter 2001. We intend to launch our commercial unified fax and email services in two phases during the second quarter of 2001: Phase 1 in the North American market during May 2001, and Phase 2 in the European Economic Community and Asia Pacific in June 2001. We intend to offer enhanced messaging and integrated voice over Internet services during the third quarter 2001. Once our services are fully launched, subscribers to ISPs that offer our services are anticipated to have access to the following range of unified messaging services:

     o Web-based email: a service allowing a user to send and receive email messages from any computer;

     o Fax-to-fax: a service allowing a user to send a fax over the Internet without paying for conventional long distance charges;

     o Fax-to-email: a service allowing a user to send a message from a fax machine to an email account;

     o Email-to-fax: a service allowing a user to send a fax from a Web page or an email account;

     o Phone-to-email: a service allowing a user to send a message from a telephone to an email account;

     o PC-to-phone: a service allowing a user to send a message from a Web page or an email account to a telephone; and

     o Message storage and retrieval: convenient single-source mailbox for voice mail, email and faxes accessible from the Web or the telephone.

     POPstar's integrated value-added services packages are designed to provide ISPs with the ability to generate additional revenues by offering unified messaging and voice over Internet services to their users. We intend to derive our revenue through a revenue sharing program with ISP partners. Revenues are anticipated generated from the delivery of our messaging services.

     The POPstar network services programs support European and Asian languages, the current marketing strategy focuses on offering services through North American, European and Asian ISPs. We currently offer services through six ISPs:
E Payment Network Services Ltd., Swiftech (Singapore), Cyber Express Communications Limited, Cyber House Pvt. Ltd., Linkx Netservices, and Wisebox Telecom Technology.

     We have established alliances with Lucent Technologies Inc. (for Fax over Internet/Voice over Internet platforms) and Sun Microsystems Inc. (regarding computer platforms). We have written agreements with TransNexus, Inc. (regarding clearinghouse settlements), MIND CTI Ltd. and Digital Point Solutions, Inc. (regarding Internet protocol billing) and RSA Security Inc. (regarding encryption and digital certificate technology).

     We were incorporated under the laws of the State of Nevada on June 19, 1995 as Cherokee Leather, Inc. Between 1995 to 1999, we were inactive. On May 17, 1999, in contemplation of acquiring POPstar Global Communications Inc., a British Virgin Islands company (POPstar-BVI), we changed our name to POPstar Communications, Inc. On July 20, 1999, we acquired all of the outstanding common and preferred stock of POPstar-BVI in a transaction described as a "recapitalization" for accounting purposes. Upon our acquisition of POPstar-BVI, we assumed its business of developing Internet-based facsimile transmission technology.

     Unless the context otherwise requires, references herein to "we", "us" or "POPstar" refer to POPstar Communications, Inc. and its subsidiaries. Our principal executive offices are located at 107 East 3rd Avenue, Vancouver, B.C., Canada, and our telephone number at that location is (604) 872-6608. Our Web site is located at http://www.pop-star.net. Information contained on our Web site is not part of this Annual Report.

The POPstar Business Model

     POPstar is a development stage company in the process of developing Internet protocol messaging solutions designed to be offered by a global network of ISPs. Our business is focused on equipping ISPs with Internet infrastructure applications that enable them to offer competitive, unified messaging solutions and services to their subscribers. To accomplish this, we intend to provide our ISP customers with scalable, high-performance products, as well as a broad range of consulting and customer support services that complement these product offerings.

     POPstar's current technology equips ISPs with the ability to provide Internet-based facsimile transmission services to their end-users. We completed field testing and officially launched our fax over IP services in September 2000. In the second quarter 2001, we intend to launch our commercial unified fax and email services in two phases: North America in May 2001 and the European Economic Community and Asia in June 2001. We also anticipate that we will begin field testing our voicemail messaging services in the second quarter 2001. We intend to offer commercial unified messaging services, including voice messaging, fax and email in the third quarter 2001.

     We currently market our services to ISPs serving the North American, European and Asian markets. We plan to offer the following service options to
ISPs:

     o Revenue-sharing Installations: ISP POPstar Partners interchange end-user traffic carriage with other POPstar Partner firms, using secure and standards-compliant clearinghouse and settlement services. Specifically, ISP Partners can manage their own servers and join the POPstar Clearinghouse to share revenue and messaging traffic with other POPstar Partners. The POPstar license for IP Fax software is provided free of charge and the POPstar Clearinghouse provides financial transaction settlement services and billing information to POPstar Partners;

     o Outsource Service Packages: The ISP can outsource services related to unified messaging to POPstar. POPstar will manage the entire unified messaging system, including hardware, servers, software and leased lines. These services are supported by POPstar-owned "co-located" platforms in strategic cities around the world, for use by Small to Medium Enterprises (SMEs) and larger organizational users; and

     o Licensed Packages: POPstar will sell turnkey packages to ISPs and enterprises and in turn can furnish its own unified messaging services. Our turnkey packages can be used by major service providers and larger organizations.

     POPstar is also able to provide network management, including secure call routing and real-time settlement/billing services in connection with its IP messaging services.

     We anticipate that our unified fax and email services will be launched during the second quarter 2001, and that our unified messaging services will be launched during the third quarter 2001, but there can be no assurance that ISPs will offer these services to enders or that we will complete our testing of these products as anticipated. Development and testing of our technology is a time-intensive process, which may delay the launch of these services. Any delay in launching these services may have a material adverse affect on our business.

Our Products

Fax Over Internet

     Our Enroute Version 2.3.7 Fax Over Internet product includes a Web-based user graphic user interface and a file conversion server. Our file conversion server permits text, HTML and PostScript formatted documents and most Microsoft documents, such as Word, PowerPoint and Access, to be attached to the fax message and converted to fax format without the need to save or translate the document. Our fax over Internet technology supports conversion of documents in foreign languages into fax format, and we have successfully tested our localized character support of fax documents in Japan, Taiwan, Hong Kong and China.

     Although Internet users are capable of transmitting documents through the use of email from one computer to another, according to Davidson Consulting, the majority of businesses still receive and transmit their documents via fax. We believe that our technology allows companies to combine the convenience and costs savings provided by the Internet with the compatibility of conventional fax machines.

     We intend to price our services at rates that are lower than or competitive with traditional long distance rates. We believe that the advantages of using our services for fax transmission and receipt include ease of use, cost savings from avoiding the need to install additional telephone lines for fax transmission and receipt, cost and space savings from eliminating the need for hard copies of documents at the point of origin and receipt and the ease of electronic filing of documents. We believe that the cost savings of our technology is especially significant to end-users in Europe and Asia, where the installation of additional telephone lines is generally significantly more expensive than Internet connectivity.

     Our Enroute Version 2.3.7 Fax Over Internet product is provided to most ISPs on a royalty-free basis. Our Internet fax software includes support for inter-ISP settlements, user authentication functions, billing data generation and other management and operation-related activities that allow ISPs to manage and charge their customers for the Internet fax service. While we offer turnkey service packages for sale, POPstar intends to derive its primary revenue by receiving a portion of the payments made to ISPs by their customers who use the Internet fax service. We intend to charge ISPs a wholesale price for all fax traffic originated by their users and the ISPs delivering the fax to the recipient's conventional fax machine will receive a portion of this wholesale price, according to a prearranged formula. We believe that a major obstacle to commercializing the use of the Internet for the transmission of commercial traffic such as Internet faxes has been the inability of the ISP to collect fees on a pay-for-use basis. While the world's traditional telephone companies share long distance revenue under terms of settlements agreements (using billing data generated by the telephone exchange serving the originating telephone company), no equivalent mechanism for inter-ISP settlements on Internet-based communication has existed until very recently. In most cases, Internet fax and Internet voice transmissions do not originate through a telephone exchange, making it necessary to develop new methods of calculating, apportioning and distributing respective revenue sharing and settlements between participants.

Billing and Settlement Systems;  Terminating Gateway Services

     Traditionally, ISPs have needed only billing systems to handle monthly, flat-fee billings, as most Internet services were provided on a flat-fee basis. ISPs that want to generate additional revenue by offering value-added services billed on a usage basis are required to implement billing systems that accommodate usage billing. Our system provides ISPs with this capability. We believe that implementation of usage billing systems for value-added services such as ours may substantially increase an ISP's profitability.

     Our Enroute 2.3.7 supports the Mind billing system, which allows ISPs to accept credit and prepaid debit card services, and the Optigold billing system, which allows ISPs to bill for the services provided to end users. In April 2000, we completed development of the module to allow end-users to register automatically at sites equipped with either the Mind or the Optigold billing systems. We have completed the development and integration of our Enroute system with the Mind and Optigold billing systems and a data migration solution to customize call records to match the needs of partners with billing systems other than Mind or Optigold. On May 1, 2000, we connected to the TransNexus commercial site, which allows us to generate call records for each of the POPstar enrolled sites.

     We are in the process of developing and testing Enroute 2.4, which will upgrade Enroute 2.3.7. See "Research and Development."

     It has been our experience that implementation of usage billing varies from between two to six months depending on the ISP's current billing system and whether an ISP is able to integrate value added billing into its systems. ISPs may modify or replace their existing systems or may contract with third party billing companies, including POPstar, to supply usage-billing services. Costs of implementing or using third-party systems vary considerably and as an option, POPstar can provide billing services to the Partner as part of the outsource program. POPstar assists ISPs with system integration of the ISPs' billing system with POPstar's service offerings.

     In response to the need for settlements on Internet-based value-added services such as Internet fax and Internet voice transmissions, the European Telecommunications Standards Institute, a body governing inter-operability between telephone companies in Europe, sponsored the development of the open settlement protocol, a key component of our inter-ISP settlements strategy. Our technology permits call clearing and settlement between independent partners.

     POPstar is able to outsource settlement services to independent third parties. We use TransNexus Inc., a developer of the open settlement protocol for Internet settlement services, to provide settlements services to us and to our partnering ISPs who provide fax origination (originating gateway) and fax receipt (terminating gateway) services. TransNexus also provides least-cost routing information permitting our software to route fax traffic to the terminating gateway able to deliver each fax document for the lowest cost.

     Open settlement protocol is an open protocol which is provided royalty free to all users. However, in order to ensure the confidentiality of routing and user verification information transmitted between originating gateway and terminating gateway providers, TransNexus and us, we employ an encryption protocol known as BSAFE, provided by RSA Data Security, Inc., for transmissions. We are required to pay royalties equivalent to 2% of our service revenue for the use of the BSAFE encryption protocol. Aside from normal incremental improvements in the our software to comply with evolving industry standards, we are not aware of any licensing or other significant costs associated with implementing current or anticipated protocols to our technology.

     In order to service areas without local ISP termination access, we operate a "global terminating gateway" (a server used for delivery of fax traffic over traditional long distance facilities to locations in the world having no local POPstar affiliated ISP) in Los Angeles, California. We have contracted with
Innosys Communications, Inc. (Innosys), to forward Internet fax transmissions through traditional long distance networks to countries having no local POPstar affiliated ISP. Terms of the service agreements with Innosys permit us to use other facilities and carriers, as conditions may dictate. Although we believe that our relationship with Innosys is strong and will remain so with continued contract compliance, the termination of the contract with Innosys, the loss of Innosys' terminating gateway service, or a reduction in the quality of service we receive from Innosys could have a material adverse effect on our results of operations.

International Operations

     To support the anticipated growth of the global market, POPstar has begun to establish operations in key international markets. POPstar's international operations currently includes a sales and support office in Canada operated by our wholly owned subsidiary, POPstar Communications Canada Corp.; a sales and support office in Singapore operated by our wholly owned subsidiary, POPstar Communications Pte. Ltd. (POPstar-Singapore); two additional sales and support offices in Asia operated by our wholly owned subsidiary, POPstar Communications Asia Pacific Ltd. a Hong Kong corporation (POPstar-Asia Pacific); and a sales and support office in London, England operated by our wholly owned subsidiary, POPstar Communications (Europe) Ltd. (POPstar-Europe). We plan to establish and staff other key locations to support sales growth in a region.

     One objective of our program is to recruit at least one major ISP in each major fax traffic location (originating or terminating). Each major fax traffic location is anticipated to serve a territory that is defined by long distance cost boundaries. It can be more costly to transmit a fax message from a major city to a remote town in the same country, than to transmit the same message at discounted rates from North America. This is due in part to high domestic long distance rates in some countries. We are in the process of recruiting ISPs with lines terminating in high traffic destination areas as POPstar partners to offer our customers the lowest prices for our services.

     Generally, end-users are customers of an ISP that offers Internet connectivity services for a fee in the host country. Our fax traffic originates in a manner similar to that of e-mail traffic, in that the sender keys in data corresponding to his or her identity, the address to which the item is to be delivered, and the identity of the sender and of any attachment to be sent as part of the transmission. In the case of a terminating gateway, Internet message traffic arrives at the ISP's facilities in a manner similar to that of e-mail, and in fact may be delivered as an e-mail document to a recipient. Therefore, POPstar's actual transmission of faxes between ISPs is performed much like e-mail, which is currently free of regulation. In the case of delivering a fax document to a conventional fax machine, however, the local telephone network must be used. The ISP must then contract with the local telephone service provider for outgoing lines. (Normal dial-in Internet service does not need outgoing lines). At that point, the ISP would normally be required to state the use to which the lines would be put, and to comply with local regulations. In both cases, the ISP is required to make a statement of compliance in the contract binding the ISP with POPstar, as a condition of becoming part of the POPstar network.

     We are not aware of regulatory bars to the transport of fax traffic into or out of any country using Internet facilities, but as a precaution, we require each participating ISP to assume responsibility for compliance with all regulations affecting them with respect to our operations. We do not operate as a common carrier in any country and to our knowledge are not subject to rules governing common carrier operations in any country.

     ISPs providing Internet fax services to their end-users collect fees for such services in accordance with each Internet service provider's billing policies. Originating gateway ISPs are required to maintain a credit balance with TransNexus, our settlement house, and their accounts are charged a wholesale rate for the transmission of their end-user's fax with the originating gateway ISP being free to charge end-users whatever rate it deems appropriate. A portion of revenue generated from message traffic originating in a given jurisdiction is retained by the originating gateway ISP partner in that jurisdiction, with the balance being collected using electronic funds transfer methods, where available, by TransNexus for subsequent distribution to us and our ISP partners through whose facilities the traffic is eventually delivered to the destination fax machines (the terminating gateway ISP). Distribution of such revenue to us and the terminating gateway ISP will occur on a monthly basis.

     Our ISP partners' operations are subject to rules and regulations of their respective jurisdictions, including those applicable to funds transfers or other currency controls. Internet service providers in each jurisdiction are responsible for compliance with such rules and regulations.

     It is possible that taxation, licensing, interconnection fees or political or regulatory barriers could limit the viability of a given ISP's operations as part of our program, thus limiting our revenue associated with the region in question. We are currently not aware of any major market area having such circumstances. However, there can be no assurances that such barriers may not develop in the future.

Unified Messaging Services

     We anticipate introducing enhancements to our technology and service offerings in the form of unified messaging service support, in which text, voice and other messages will be accessible from a single, unified mailbox, and deliverable over the Internet and other facilities to an intended recipient. The Internet Engineering Task Force, the International Telecommunications Union and a number of other bodies are developing standards and recommendations for message exchange and conversion. We intend to develop our technology and services to comply with these evolving standards, and product enhancements are anticipated to be released as these standards mature. There are no assurances, however, that we will be able to introduce these enhancements as intended or that it will not face technical and market obstacles which may prevent us from introducing such enhancements.

     We are in the process of completing the development and testing of our Enroute 3.0, our unified messaging services product. The first prototype of Enroute Version 3.0 is being alpha tested and is expected to start field testing in the second quarter of 2001. Management expects the prototype to support the storage and retrieval of voice, fax and e-mail messages in and from one mailbox, access to and from the mailbox via the telephone network and the Internet. POPstar products are Web-based and designed so that all messages are accessible to authorized users from any place in the world with Internet access. See "Research and Development."

     On July 31, 2000, we, through our wholly owned subsidiary POPstar-BVI, acquired from Belcarra Messaging Corp. an exclusive right to use certain mail server and transfer agent software. We paid Belcarra a total of $43,000 in a cash and stock consideration transaction; we paid CDN$35,000 (approximately $23,000) in cash and we issued 10,000 shares of common stock valued at $2.00 per share for a valuation of $20,000. The technology allows us to: 1) support a suite of unified messaging services including voice, fax and email; and, 2) to support the storage of unified messages. We intend to begin a rollout of the Belcarra server to users before the end of the first quarter of 2001.

Industry/Market Overview

     Our current target market consists of ISPs who provide Internet connectivity and other services to business users, small office/home office business users, and residential users. Our technology offers the ISP's customers a value-added service which is expected to allow them to transmit documents throughout the world at a discount to traditional long distance telephone networks. A majority of the ISPs we offer our services through serve the Asian market, where we derived 32% of our revenues in 2000.

     Both Internet voice and "real-time" Internet fax transmissions suffer from the Internet's inherent problem in that the Internet transmits data in small packets. These packets often get delayed or lost due to traffic. These delays may approach many tens of seconds or even minutes on some international routes, and may be experienced first hand when "surfing" web sites in Asia and other countries. In contrast, our technology transmits the fax document in its entirety to the terminating gateway ISP. The terminating gateway ISP waits and stores the document until it has received the complete document and then immediately forwards it to the end-user using conventional telephone lines. Our "immediate" store and forward transport avoids the Internet's inherent problems while providing virtually the same speed of delivery as conventional and real-time services.

     We expect the unified messaging market to expand because of its ability to accommodate the increase of non-real-time communications and the growth of the Internet. POPstar anticipates that the key to a successful unified communication is will be effective performance and customer support.

     At the present time, unified messaging is still largely an inbound service that allows retrieval of email, voice, fax and video, or some subset of these media, from one source or mailbox. We will seek to unify each of these media in a single inbound and outbound service.

Competition

     We have several direct competitors in the Internet fax market. Our Internet fax competitors typically charge ISPs an up-front acquisition fee and continued royalty for using their proprietary software and hardware. In contrast, POPstar does not charge ISPs a fee for the acquisition of its technology but rather charges ISPs a wholesale rate on a usage basis for the transmission of the ISPs' end-user's faxes using POPstar's technology. Management believes that POPstar, at the time of writing, is the only firm offering a revenue-sharing based plan to ISPs, and the only firm using a third-party, independent settlement firm. Management believes that these factors provide POPstar with advantages in recruiting both large and small ISP partners. The Internet fax industry was volatile during 2000. A number of our Internet fax competitors discontinued operations or limited their Internet fax product offerings, and other competitors were acquired by third parties. We believe that this volatility will continue in 2001.

     Other competitors include fax "outsourcing" providers. Such outsourcing is directed to major enterprises having larger numbers of LAN "seats", where fax "server" functionality (PC document transmission, bulk broadcast transmissions, etc.) benefits can be realized without the overhead and complication of supporting an in-house fax server. Such firms generally charge premium prices for such services, and often require the enterprise to provide significant numbers of phone lines or other special facilities associated with the service.

     We believe that POPstar's technology provides a number of advantages over the traditional outsourcing model, including the joint marketing of the service by both POPstar and the ISP serving the enterprise. The firm providing Internet connectivity to the enterprise's LAN users becomes the natural provider of fax and unified messaging outsourcing, including such value added aspects as cost accounting (assignment of costs to the sender and the sender's department), authorization and control of users by the enterprise's LAN manager, and many others.

     We also face competition from the transmission of computer generated documents via the Internet as attachments to conventional e-mail. Transmission by e-mail is generally provided free to end-users (aside from Internet access charges), and it requires both sender and recipient to possess computer and e-mail capability. POPstar's technology, however, allows end-users to reach both e-mail capable recipients and the millions of already installed fax machines located throughout the world. POPstar's technology allows users to electronically preserve paper documents, including signatures and file stamps.

     In 2000, there were approximately 100 million e-mail users worldwide, according to Electronic Messaging Association. Jupiter Communications reports that by 2005, ISPs (internet-service providers) and e-mail service providers will have 5.6 billion e-mail messages come across their networks. Jupiter also estimates that by 2005, advertisers will send 268 billion marketing e-mails -- 22 times the number that were sent out in 2000. To meet this huge demand, there are a number of email and unified messaging services available on the market and a number of competitors offering these services, including aol.com, messageclick.com, email.com and cti2.com. Of these companies, a number provide email and unified messaging at no charge, including hotmail.com, yahoo.com and mail.justice.com, to name a few. In the case of free email services, the email service is often advertiser-supported.

     Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and distribution partners. Further, we cannot assure you that our competitors will not develop Internet fax services that are equal or superior to ours or that achieve greater market acceptance than our offerings.

Research and Development

     Throughout the fiscal period ended December 31, 2000, we focused our efforts on the development of our Enroute Versions 2.3, 2.3.7, 2.4 and 3.0 software products. Our research and development costs were $881,487 for the fiscal year end December 31, 2000. We anticipate that the total research and development expenditures for the fiscal period ending December 31, 2001 will be approximately $1.5 million.

     We completed the development of our Enroute Version 2.3 software product and released it for commercial service at the end of January 2000. During the fourth quarter 2000, we completed development of the our Version 2.3.7, which included the fax-to-fax feature, and released it for commercial service in the fourth quarter of 2000.

     Our Enroute Version 2.3.7 product takes advantage of our distributed fax server technology to deliver fax traffic across the Internet to users around the globe. The server runs on Solaris UNIX platform, the clients are Web-based and file conversion utilities to convert documents to image (TIFF) format runs on NT operating systems. The Enroute Version 2.3.7 product development supports both single and double byte characters, making it suitable for use also in the Asian language markets. Other Enroute Version 2.3.7 developments provide secure compatibility with the IP open settlement protocol standards. The open settlement protocol allows for call clearing and settlement between independent partners.

     During 2001, we intend to focus our research and development on the following products:

     o    Version 2.4 of Enroute in the short term

     o    Version 3.0 of Enroute (UMS) in the long term

     o    Enhancements to the Belcarra mail server

     The Enroute Version 2.4 development will focus on needed enhancements to Version 2.3.7, which will include the development of a new gatekeeper to replace the least cost routing daemon used in Version 2.3.7, the implementation of a secure socket program throughout the server to provide security features, a change in user authorization procedures, a real-time call record reporting gateway to established Internet protocol billing systems and a secure e-mail to fax service. Our Enroute Version 2.4 product was originally scheduled for commercial release in the third quarter 2000. Our development team experienced a technical difficulty in the implementation of security procedures and the secure sockets layer. Management believes we have made good progress toward completing this implementation and that Version 2.4 should be ready for commercial release in the second quarter 2001.

     The development of the Enroute Version 3.0 IP unified messaging product has continued throughout 2000. The first prototype of Version 3.0 has been built and we expect beta testing to begin in the second quarter 2001. Enroute Version 3.0 is being developed to run across all platforms and operating systems. Management anticipates this development to include a series of applications to run on UNIX, NT, Linux and other operating systems and platforms without having to make operating system specific changes to the applications. The development targets the carrier and backbone markets: the product will be designed to scale to meet the needs of the target carriers. The cross-platform development is supported by an in-house developed library of universal messaging objects (UMO) written in C++ computing language. The UMO is being developed to allow us to adapt quickly to the rapid changes taking place in the rapidly growing Internet market. The UMO is designed to allow all applications to be written just once for UNIX, NT and Linux compatibility.

     The first major release of the new series will be Version 3.1, which is scheduled for the third or fourth quarter 2001. We anticipate this release to provide commercial grade unified messaging services to public switch telephone network and desktop users. The Version 3.1 product will take advantage of the outgoing services provided through the Enroute Version 2.4 product. In addition, we anticipate that the Belcarra server capacity will be increased to scale from tens of thousands of users to a million-plus users.

Major Suppliers

     POPstar uses the Internet software, Enroute, developed by TGI Technologies Ltd. (TGI), a Canadian corporation affiliated with POPstar and with whom exclusive, long-term supply and development contracts exist. The Internet fax software that POPstar uses is provided by TGI under an exclusive license pursuant to a licensing agreement dated January 11, 1999 and subsequent amendment dated August 24, 1999, by and between our wholly owned subsidiary, POPstar-BVI, and TGI. All the officers and directors of TGI are also officers and directors of our company. See Item 12 - "Certain Relationships and Related Transactions."

     Under the terms of the licensing agreement, POPstar-BVI is obliged to pay TGI, until the fourth quarter, 2002, a portion of all net sales generated from the use of TGI's software. POPstar-BVI was obliged to pay TGI 6% of net sales or a minimum of $600,000 for the year 2000. The licensing agreement provides that we can offset any amounts owing to TGI against a note receivable from TGI. During 2000, we recorded expenditures of $600,000 (of which $550,000 was offset) in license fees to TGI, being the annual minimum prorated for the year ended December 31, 2000. For the year 2001, POPstar-BVI is obliged to pay TGI 4% of net sales or a minimum of $500,000. For the year 2002, POPstar-BVI is obliged to pay TGI 2% of net sales or a minimum of $500,000. POPstar-BVI is not obliged to pay any additional licensing fees following the end of the year 2002.

     In addition to the licensing agreement with TGI, POPstar-BVI has also entered into a services agreement with TGI, whereby TGI has agreed to provide POPstar-BVI with technical assistance, software development, marketing, management, and other services related to the enhancements and use of the Internet Fax and Unified Messaging technology. All fees for services provided by TGI to POPstar-BVI under the services agreement are to be billed to POPstar-BVI on the basis of TGI's direct and indirect costs of the services provided plus 15%. In 2000, amounts paid under the services agreement totaled $938,495.

     POPstar's ability to accurately bill ISPs for its Internet fax services is dependent on settlement services provided by TransNexus. Although POPstar believes that its relationship with TransNexus is strong and will remain so with continued contract compliance, the termination of POPstar's contract with TransNexus, the loss of TransNexus' settlement service, or a reduction in the quality of service we receive from TransNexus could have a material adverse effect on our results of operations. In addition, the accurate and prompt billing of our customers is dependent upon the timeliness and accuracy of settlement details provided to us by TransNexus. TransNexus earns a ten percent (10%) share of the originating gateway's wholesale calling rate.

     In order to service areas without local ISP termination access, POPstar operates a "global terminating gateway" (a server used for delivery of fax traffic over traditional LD facilities to locations in the world having no local POPstar affiliated ISP) in Los Angeles, California. POPstar has contracted with Innosys to forward Internet fax transmissions through traditional long distance networks to countries having no local POPstar affiliated ISP. Terms of the service agreements with Innosys permit POPstar to seek and employ other facilities and carriers, as conditions may dictate. Although POPstar believes that its relationship with Innosys is strong and will remain so with continued contract compliance, the termination of POPstar's contract with Innosys, the loss of Innosys' terminating gateway service, or a reduction in the quality of service we receive from Innosys could have a material adverse effect on our results of operations. However, management believes that its dependence upon this global terminating gateway will lessen with time, as more terminating POPstar ISPs begin operations in different countries around the world.

Patents, Trademarks and Servicemarks

     We have registered our trade name "POPstar" and the corresponding logo with the U.S. Patent and Trademarks Office. In addition, we have applied to the European Patent and Trademark Office and the relevant authorities in 13 other countries for our trade name "POPstar". Our applications are currently undergoing review. We cannot assure you that our pending applications will be successful.

Employees

     As of March 26, 2001, we had 50 workers employed either part-time, full-time or as independent contractors. Of these, 30 are located in North America, 6 at our U.K. office, 3 at our Singapore facility, 2 at our Hong Kong facility, 6 at our facility in Beijing, the People's Republic of China, 2 at our facility in Shanghai, the People's Republic of China and 1 at our field office in Australia. Of the 30 employees in North America, 11 are administrative and management, 10 are technical support and 9 are in sales and marketing. The employees at our U.K. office include 2 administrative and management personnel, 2 technical support workers and 2 sales and marketing personnel. Of the 3 employees at our Singapore facility, 1 handles administration, 1 is in sales and marketing and 1 is in technical support. Of the 2 employees at our Hong Kong office, 1 is in technical support and the other handles administration. Of the 6 employees at the Beijing facility, 2 are administrative and management, 1 handles sales and marketing, and 3 are technical support. Of the 2 employees in Shanghai, 1 is administrative and 1 manages sales. The person working at the field office in Australia manages technical support for the Asia Pacific region including Australia and New Zealand.

     In addition, pursuant to a services agreement dated January 11, 1999 and subsequently amended on August 24, 1999, entered into between POPstar-BVI and TGI Technologies Ltd., pursuant to which TGI Technologies Ltd. provides POPstar-BVI with technical assistance, software development, marketing, management and other services, as required. Through this services agreement, we have indirect access to the pool of approximately 22 programming and technical staff of TGI Technologies Ltd.

     None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Risks Related to Our Business

We have a history of losses and expect to incur losses in the future.

     We incurred net losses of $3,141,273 million in fiscal 2000. As of December 31, 2000, we had an accumulated deficit of $5,183,009. We expect to derive substantially all of our revenues for the foreseeable future from our POPstar unified messaging services. We only officially launched our fax over Internet services in September 2000 and have not derived any material revenues from our fax over Internet service. We may not be able to generate any significant revenues from our operations or to achieve essential growth rates. In fact, we may not have any revenue growth, and basic revenues could fail to materialize. Over the longer term, we expect to derive revenues from outsourced unified messaging services, which is based on an unproven business model. We need to attract ISPs to offer our services and users of our services before we can collect fees for our services. If our revenues do not materialize as we expect or if our expenses increase at a greater pace than revenues, we may never be profitable or, if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

     Moreover, we expect to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we expect to incur significant losses through 2001. See "Plan of Operation."

     The auditors' report on our December 31, 2000 consolidated financial statements contain an additional explanatory paragraph that states that we have suffered losses from operations and have no established source of significant revenue substantial doubt exists about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


POPstar is a development stage company. Our limited operating history makes it difficult to evaluate our future prospects.

     On July 20, 1999, we acquired our existing business by acquiring all the issued and outstanding common and preferred shares of POPstar-BVI, a company that was developing fax over Internet technologies. We had no significant operations prior to the date of the acquisition.

     We are a development stage company, which means we have not completely developed the technologies related to our business or generated any material revenues from our operations. Our lack of an operating history makes an evaluation of our future prospects very difficult. We officially launched our POPstar fax over Internet service, in September 2000. We currently offer this service through only six ISPs. It is too early to evaluate whether our business will be commercially successful. You should consider our prospects in light of the risks, expenses and difficulties we may encounter as a development stage company in the new and rapidly evolving market for IP communications services. These risks include our ability:

     o to develop the technologies to offer our unified messaging and integrated voice over Internet protocol services as planned

     o    to arrange strategic alliances with ISPs to offer our services

     o to increase awareness of our brand, increase the number of users of our IP telephony services and build user loyalty

     o to generate revenues to cover increased administrative and marketing expenditures, which are required to implement our business plan

     o    to compete effectively

     o    to develop new products and keep pace with developing technology

     In addition, we will encounter other risks and difficulties frequently encountered by development stage companies in new and rapidly evolving markets. Many of these risks are described in more detail in this "Risk Factors" section. We may not successfully address any of these risks. If we do not successfully address these risks, our business would be seriously harmed and you may lose your entire investment.


We may need additional capital to finance our operations in the future and we may not be able to obtain that capital.

     As of December 31, 2000, we had working capital of $4,978,047. We intend to continue to enhance and expand product and service offerings in order to commercialize our unified messaging services and meet the increasing demands for service quality, capacity and competitive pricing. Also, the introduction of new products and services will require significant marketing and promotion expenses that we may incur before we begin to receive the related revenue. We also may require additional capital to fund, among other things, unanticipated opportunities, strategic alliances, potential acquisitions, changing business conditions and unanticipated competitive pressures. If our cash flow from operations and our working capital is not sufficient to meet our capital expenditure and working capital requirements, we will need to raise additional capital from other sources. Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital as and when needed, we may be required to reduce the scope of our business or our anticipated growth, which would reduce our revenues.


The market for our services is at an early stage. We need a number of ISP operators to offer our unified messaging services in order to successfully implement and deploy our services.

     The market for Internet-based fax, voice and unified messaging applications and services is at an early stage of development. Our success depends on a significant number of Originating Gateway ISP operators and their subscribers, along with a corresponding number of Terminating Gateway ISP operators in locations around the world.

     The implementation of a POPstar originating gateway is complex and time consuming, and in many cases, these organizations must change established business practices and conduct business in new ways. Independent ISPs in particular will need to introduce new procedures for administration, billing and collections associated with POPstar unified messaging services. Our ability to attract additional partners for our POPstar messaging services will depend upon alliances with strategic Internet vendor partners, and using our existing customers as reference accounts.

     We officially launched our POPstar network in September 2000. As of December 31, 2000, only four Originating Gateway ISP sites were engaging in commercial traffic on the POPstar network. Accordingly, our services and applications may not achieve significant market acceptance. Unless a critical mass of Originating Gateway operators, which we estimate to be approximately 50 ISPs representing 1,000,000 subscribers, and their subscribers join our POPstar network, our services may not achieve widespread market acceptance and our business would be seriously harmed.


Our quarterly operating results are volatile and difficult to predict. If we fail to meet the expectations of investors, the market price of our common stock may decrease significantly.

     Our quarterly operating results reflect operating losses of $625,637, $694,702, $803,567 and $1,017,367, respectively, for each of our last fiscal quarters ending December 31, 2000. Our results of operations will likely vary significantly in the future. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. Our operating results will likely fall below the expectations of securities analysts, if any, or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

     Our quarterly operating results may vary depending on a number of factors, including:

     o demand for fax over Internet protocol, voice over Internet protocol and unified messaging services;

     o actions taken by our competitors, including new product introductions, product and service enhancements, and marketing activities;

     o delays in the implementation of end-user provisioning and billing software by ISPs offering our services to effect timely collections from their customers, and to reduce their exposure to abuses by customers;

     o our ability to scale our network and operations to support large numbers of customers, suppliers and transactions;

     o our ability to develop, introduce and market new services and enhancements to our existing products on a timely basis;

     o    changes in our pricing policies or those of our competitors;

     o our ability to expand our sales and marketing operations, including hiring additional sales personnel;

     o    size and timing of usage of our products and services;

     o our success in maintaining and enhancing existing relationships and developing new relationships with strategic partners, including ISPs, major Internet product vendors, billing system vendors and other implementation partners;

     o our compensation policies that compensate sales personnel based on achieving annual and quarterly quotas;

     o    our ability to control costs;

     o    technological changes in our markets; and

     o    general economic and political factors.

Quarterly revenues will also be affected by delays associated with our customers' ability to complete the implementation of POPstar network servers in a timely manner. Delays with the integration of POPstar messaging services billing and provisioning will adversely affect our quarterly operating results.

     We plan to increase our operating expenses to:

     o    expand our sales and marketing operations,

     o    fund greater levels of research and development,

     o    develop new partnerships,

     o    relocate some operations to new facilities,

     o    increase our professional services, and

     o    support   capabilities  and  improve  our  operational  and  financial systems.

     If our revenues do not develop as we expect, our business, operating results and financial condition could be seriously harmed and results achieved in a given quarter could be significantly worse than expected.

     In addition, because our expense levels are relatively fixed in the near term and are based in part on expectations of our future revenues, our failure to achieve our revenue expectations would have a disproportionately adverse impact on our operating results.


We expect to depend on our POPstar messaging services for substantially all of our revenues for the foreseeable future.

     We only officially launched our fax over Internet service in September 2000, and do not expect to offer unified messaging services until the third quarter 2001. We anticipate that revenues, if any, from POPstar services will constitute substantially all of our revenues for the foreseeable future. Consequently, a failure to achieve broad market acceptance, or a decline in the price of, or demand for, our POPstar services, would seriously harm our business and our results of operations.


Implementation of our POPstar Services by ISPs is complex, time consuming and expensive. We expect to frequently experience long implementation cycles.

     POPstar messaging services, especially where offered by larger originating gateway ISP operators, is complex and time consuming to implement. In many cases, our partners will need to change established business practices and conduct business in new ways. In addition, they may need to generally consider a wide range of other issues before committing to offer our services, including expected revenues, ease of installation, ability to work with existing computer systems, ability to control subscriber receivables, and ability to reach potential users of the services. Furthermore, because we are one of the first companies to offer an Internet-based value-added messaging service, the supporting inter-gateway and third-party settlements service, many service provider partners will be addressing these issues for the first time in the context of managing and collecting large volumes of itemized billing items from their end users. As a result, we must educate potential partners on the selection and use of customer billing systems, e-commerce financial systems, and electronic transaction management. In addition, where a POPstar partner is to operate as an terminating gateway, additions and changes to their existing telephone circuit connections must be made. It frequently takes several months to effect circuit provision by local telephone companies or other telecommunications service providers. The concept of inter-gateway settlements is new to many organizations. Those originating traffic for delivery by other terminating gateways are required to establish deposit accounts so that payments to them may be guaranteed by the settlement agency. The implementation and deployment of POPstar messaging servers requires a significant commitment of resources by our customers. Because we intend target both large and small partners, we estimate that our sales cycles can range from one to 12 months.


Our POPstar network was only recently introduced and is at an early stage of development and market acceptance.

     We began officially operating our POPstar network in September 2000 by offering our fax over Internet service. As of December 31, 2000, only four ISPs were originating commercial fax over Internet protocol traffic through our POPstar network from a limited number of online subscribers and we had two additional terminating ISPs.

Broad and timely acceptance of our POPstar network, which is critical to our future success, is subject to a number of significant risks and uncertainties. These include:

     o    Internet  service  providers  and   carrier-provided   fax  and  voice
          messaging on the Internet is a new market and acceptance is uncertain;

     o our network's ability to support large numbers of originating gateways and terminating gateways is unproven;

     o our ability to create interfaces between our POPstar server products and the various billing and customer provisioning systems used by our originating gateway partners is uncertain;

     o    our ability to  continuously  enhance the features and services of our
          POPstar  network  to  achieve  and  maintain   widespread   commercial
          acceptance of our messaging services is uncertain; and

     o we need to significantly expand our internal resources to support planned growth of our POPstar network.


The Internet fax and voice industry is very competitive and we face intense competition from many participants in this industry. If we are unable to compete successfully, our business will be seriously harmed.

     The market for our messaging services is intensely competitive, evolving and subject to rapid technological change. We expect that the intensity of competition to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We primarily encounter competition with respect to different aspects of our solution from Callwave, Inc., j2 Global Communications Inc. (formerly Jfax.com), Messageclick, Inc. (a subsidiary of Verso Technologies, Inc.), Mail.com, Inc. (after acquiring our competitor Netmoves.com) and other established fax service providers. We also compete with fax outsourcing providers such as Xpedite (a business unit of Ptek Holdings, Inc.) and IDT Corporation. In addition, we may also encounter competition from major IP telephony product vendors, such as 3Com Corporation, eGlobe, Inc., zeroplus.com, Inc., AT&T, Net2Phone, Inc. (an affiliate of RSL Communications, Ltd.), I-Link Incorporated, iBasis, Inc., ICG Communications, Inc., IPVoice Communications, Inc., ITXC Corp. and Worldcom Inc., who offer many other messaging services similar to those offered by us.

     Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than us, significantly greater name recognition and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations.

     We may not be able to compete successfully against our current and future competitors.


We rely on third parties to implement our POPstar network.

     We rely, and expect to rely increasingly, on a number of third parties to complement POPstar server installations at customer sites. If we are unable to establish and maintain effective, long-term relationships with our strategic partners, or if these vendors do not meet the needs or expectations of our network partners (gateway and ISP operators), our business would be seriously harmed. This strategy will also require that we develop new relationships with additional third-party vendors to provide these services if the number of POPstar partner sites is to increase. Our current strategic vendor partners are not contractually required to continue to support POPstar messaging applications. As a result of acquisitions or consolidation in the sectors served by our vendor partners, we may be unable to establish or maintain relationships with vendor partners able to support our needs. If these are unavailable, we will be required to procure and resell, or to develop and sell, products able to meet our requirements. This would significantly limit our ability to meet our customers' implementation needs over the shorter term. A number of our competitors have significantly more well-established relationships with some of these third party vendors and, as a result, these vendors may be more likely to recommend competitors' products and services rather than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.


We depend on suppliers for the success of our POPstar network.

     We expect to depend on originating gateway ISPs joining our POPstar network. Any failure of these providers to join our POPstar network in sufficient and increasing numbers reduces the attractiveness of joining our network as a terminating gateway partner. The benefits to terminating partners are dependent upon the volume of terminating fax or other message traffic offered to them, and this will vary in direct proportion to the number of message "senders", who are end users served by the originating partners.


We depend on the introduction of new versions of POPstar and on enhancing the functionality and services offered by our POPstar network.

     If we are unable to develop new software products or enhancements to our existing products on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance, our business would be seriously harmed. The life cycles of our products are difficult to predict because the market for our products is new and emerging, and is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of products employing new technologies and emerging industry standards could render our existing products or services obsolete and unmarketable.

     To be successful, our products and services must keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of our customers and achieve market acceptance.

     In developing new products and services, we may:

     o fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner;

     o encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services;

     o experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services; or

     o fail to develop new products and services that adequately meet the requirements of the marketplace or achieve market acceptance.


If we fail to improve our products in a timely manner, or if our products do not achieve market acceptance, our business would be seriously harmed.

     We may fail to introduce our unified messaging and integrated voice over Internet services or deliver new offerings or product improvements on a timely basis or at all. In the past, we have experienced delays in the commercial releases of our new software packages and services. If new releases or potential new products are delayed or do not achieve market acceptance, we could experience a delay or loss of revenues and customer frustration. ISP customers may delay implementation and participation in the POPstar network in anticipation of future releases, which could seriously harm our business.


New versions and releases of POPstar software may contain errors or defects.

     Our POPstar message server software is complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products and services. We have discovered software errors in our beta releases and new products after their introduction. We may in the future discover errors and operational limitations in new releases or new products after the commencement of commercial shipments, which may result in delays in release, lost revenues and customer frustration during the period required to correct these errors. In addition, a delay in the commercial release of future POPstar messaging software could slow the growth of our POPstar network.


We could be subject to potential product liability claims and third party liability claims related to products and services purchased through our POPstar network.

     Our partners use our products and services to manage message traffic on behalf of their end user subscribers. Any errors, defects or other performance problems could result in financial or other damages to our partners. A product liability claim brought against us, even if not successful, would likely be time consuming and costly and could seriously harm our business and our ability to become commercially successful. Although our licensing and other agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions.

     We may not successfully avoid civil or criminal liability for problems related to the timely availability and reliability of message carriage through our POPstar network. Any claims or litigation could still require expenditures in terms of management time and other resources to defend ourselves. Liability of this sort could require us to implement measures to reduce our exposure to this liability, which may require us, among other things, to expend substantial resources or to discontinue certain product or service offerings or to take precautions to ensure that certain products and services are not available through our POPstar network.


Our success depends on retaining our current key personnel and attracting additional key personnel, particularly in the areas of partner recruitment and support, and research and development.

     Our future performance depends on the continued service of our senior management, product development and sales personnel. Senior management, including Thompson Chu (Chairman), John McDermott (President and a Director) and Don Lau (Secretary and Treasurer), have signed long-term employment agreements. Not all of our key personnel are bound by long-term employment agreements. Individuals working in product development and/or sales personnel have signed standard employment agreements with a one-month termination of notice clause. Currently, we do not carry key person life insurance on our senior management personnel. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. We are particularly dependent on hiring additional personnel to increase our direct sales and research and development organizations. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.


If the protection of our intellectual property is inadequate, our competitors may gain access to our technology, and we may lose customers.

     We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and copyright and trademark laws.

     We provide a royalty-free license to use, rather than sell, POPstar message server software, and require our customers to enter into license agreements, which impose restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure you that any of our proprietary rights with respect to our POPstar software will be viable or of value in the future because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

     We have no patents, and none may be issued from any possible patent application. Our future patents, if any, may be successfully challenged or may not provide us with any competitive advantages. We may not develop proprietary products or technologies that are patentable.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or our other intellectual property.

     There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. It is possible that in the future, third parties may claim that we or our current or potential future products infringe their intellectual property. We expect that software product developers and providers of Internet messaging and electronic commerce services will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

     We must now, and may in the future have to, license or otherwise obtain access to intellectual property of third parties. For example, we are currently dependent on a provider of data encryption software. We may be unable to obtain some required third party intellectual property in the future.


In order to manage our growth and expansion, we will need to improve and implement new systems, procedures and controls.

     We have recently experienced a period of significant expansion of our operations that has placed strain upon our management systems and resources. If we are unable to manage our growth and expansion, our business will be seriously harmed. We currently have 50 part-time, full-time and independent contract employees, of which 13 have been hired in the last six months. We anticipate that we may need to hire up to an additional 5 to 10 employees during 2001. We also plan to expand the geographic scope of our customer base and operations. This expansion is expected to result in substantial demands on our management resources. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. We are currently implementing new systems to manage our financial and human resources infrastructure. We may encounter difficulties in transitioning to the new enterprise resource planning software system. Even after we implement this system, our personnel, systems, procedures and controls may be inadequate to support our future operations.


As we expand our international sales and marketing activities, our business will be susceptible to numerous risks associated with international operations.

     To be successful, we believe we must expand our international operations and hire additional international personnel. Therefore, we expect to commit significant resources to expand our international sales and marketing activities. If successful, we will be subject to a number of risks associated with international business activities. These risks generally include:

     o    unexpected changes in regulatory requirements;

     o    tariffs, export controls and other trade barriers;

     o    difficulties in managing and staffing international operations;

     o potentially adverse tax consequences, including restrictions on the repatriation of earnings;

     o    the burdens of complying with a wide variety of foreign laws;

     o the risks related to the recent global economic turbulence and adverse economic circumstances in Asia and, more recently, the United States; and

     o    political instability.


We may need to make acquisitions in order to remain competitive in our market. Our business could be adversely affected as a result of any of these future acquisitions.

     In order to remain competitive, we may find it necessary to acquire additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business will cause significant diversions of management time and resources. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, your equity could be significantly diluted. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, including proceeds of this offering, to consummate any acquisition. Acquisition financing may not be available on favorable terms, or at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would seriously harm our business.

Risks Related to the Internet Communications Industry

We depend on increasing use of the Internet and on the growth of electronic messaging services. If the use of the Internet and such messaging services do not grow as anticipated, our business will be seriously harmed.

     Our POPstar network depends on the increased acceptance and use of the Internet as a medium of commerce. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

     Our business would be seriously harmed if:

     o use of the Internet and other online services does not continue to increase or increases more slowly than expected;

     o the technology underlying the Internet and other online services does not effectively support any expansion that may occur; or

     o the Internet and other online services do not create a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for our products and services.


We depend on the acceptance of the Internet as a means for communications and this acceptance may not occur on a timely basis.

     The Internet may not be accepted as a viable long-term means for communications for a number of reasons. These include:

     o    inconsistent quality and speed of service.

     o potentially inadequate development of the necessary communication and computer network technology, particularly if rapid growth of the Internet continues;

     o    traffic congestion on the Internet;

     o    delayed   development  of  enabling   technologies   and   performance
          improvements;

     o    delays in the development or adoption of new standards and protocols;

     o    lack of security technologies;

     o consolidations or acquisitions by major telecommunications carriers in one or more countries; and

     o    increased governmental regulation.


Security risks and concerns may deter the use of the internet for conducting electronic communications.

     A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the web for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information and end user message content or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt our POPstar network or make it inaccessible to customers or suppliers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches, could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.


Our POPstar network may experience performance problems or delays as a result of high volumes of traffic.

     Our POPstar network is currently operating on a limited basis. If the volume of traffic on specific web sites for our POPstar network increases, our POPstar network may in the future experience slower response times or other problems. In addition, users will depend on Internet service providers and telecommunications companies for the efficient operation of their computer networks and other computer equipment for access to our POPstar network. Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any delays in response time or performance problems could cause users of our POPstar network to perceive this service as not functioning properly and therefore cause them to use other methods to procure their operating resources.


Increasing government regulation could limit the market for, or impose sales and other taxes on the sale of, our products and services or on products and services purchased through our POPstar network.

     As Internet commerce and communications services evolves, we expect that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. It is possible that legislation could expose companies involved in electronic messaging content or other characteristics to liability, which could limit the growth of electronic messaging generally. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. If enacted, these laws, rules or regulations could limit the market for our products and services.

     We do not collect sales or other similar taxes in respect of messages carried through our POPstar network. However, one or more jurisdictions may seek to impose sales tax collection obligations on out-of-state (or out of country) companies like us that engage in or facilitate electronic message handling. In the United States, a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of Internet usage and could adversely affect our opportunity to derive financial benefit from such activities. Moreover, a successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of message traffic through our POPstar network could seriously harm our business.

     Legislation limiting the ability of the states to impose taxes on Internet-based transactions has been proposed in the U.S. Congress. This legislation could ultimately be enacted into law or this legislation could contain a limited time period in which this tax moratorium will apply. In the event that the tax moratorium is imposed for a limited time period, legislation could be renewed at the end of this period. Failure to enact or renew this legislation could allow various states to impose taxes on electronic commerce, and the imposition of these taxes could seriously harm our business.


Item 2:  Properties

     As present, we do not own any real property. Nor do we maintain a physical office in the United States. Our current administrative facility in Vancouver, BC, Canada is made available to us and our wholly owned subsidiary POPstar-BVI from Trageglobe Consulting Ltd. for CDN$4,489 (approximately $2,900) per month pursuant to a formal lease agreement. Two directors of Tradeglobe Consulting Ltd. are directors of our company. See Item 12 - "Certain Relationships and Related Transactions."

     Our wholly owned subsidiary POPstar-Asia Pacific maintains a sales, marketing and technical support facility in Hong Kong for its Asian operations pursuant to a formal lease agreement. The office space is approximately 1,000 square feet of executive offices located at Westlands Centre, Room 908, 20 Westlands Road, Quarry Bay, Hong Kong. The monthly rental rate is currently $2,000. The owner of the office space is Easewell Management Ltd., a company beneficially owned by Thompson Chu, our Chairman of the Board. See Item 12 - "Certain Relationships and Related Transactions."

     To assist POPstar-Asia Pacific in its business in China, POPstar-Asia Pacific maintains a representative office at Room 405A, 11 Fu Cheng Men Wai
Street, Xi Cheng District, Beijing. The 1,830 square feet of executive office space used by the Beijing representative office is leased at a monthly rental rate of $2,200 pursuant to a written lease arrangement. The owner of the office space is Thompson Chu, our Chairman of the Board. See Item 12 - "Certain Relationships and Related Transactions."

     On May 22, 2000, just prior to POPstar-Singapore's incorporation, we entered into a month-to-month rental agreement for POPstar-Singapore's office space at 70 Anson Road, Unit #16-01/08, Apex Tower, Singapore. The monthly rate was approximately $2,450. Commencing February 1, 2001, we relocated our offices to a new floor within the same building, pursuant to a two-year lease agreement for offices located at 70 Anson Road, Unit #22-05, Apex Tower, Singapore. The monthly rate is currently approximately $1,010.

     To initiate business and create a presence in Europe for POPstar through its wholly owned subsidiary, POPstar-Europe, we rent an executive office at 90 Long Acre, Covent Garden, London, England on a month-to-month basis. The monthly rate is (pound)195 (approximately $300).

     In this Item, we have expressed our foreign currency rents in U.S. dollars based upon the noon buying rate for the applicable foreign currency on March 8, 2001 as reported by the New York Federal Reserve Bank. The actual U.S. dollar value of the rent we pay in foreign currency will vary from these estimates.

     We do not currently intend to invest in any forms of real estate other than office leases.


Item 3:  Legal Proceedings

     We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. We are not currently involved in any such litigation that we believe could have a materially adverse effect on our financial condition or results of operations.


Item 4:  Submission of Matters to a Vote of Security Holders

     We did not submit any matters during the fourth quarter of the year covered by this report to a vote of the security holders through the solicitation of proxies or in any other manner.

                                    Part II

Item 5:  Market for Registrant's Common Stock and Related Stockholder Matters

     There is currently no public market for our common stock.

     Since June 11, 1998, our common stock was quoted for trading on the National Association of Securities Dealer Over-The-Counter Bulletin Board (OTCBB) under the symbol "CHRK". On May 17, 1999 our Board of Directors voted to change the corporate name to POPstar Communications, Inc. to reflect our new focus on Internet communications services. We changed our ticker symbol to "POPS" on June 3, 1999. Because we were unable to meet the OTCBB Eligibility Rule requirements by October 7, 1999, our common stock was delisted from the OTCBB on October 8, 1999.

     The following table shows, for the periods indicated, the high and low closing bid prices of our common stock as reported by the OTCBB. Any market for the common stock should be considered sporadic, illiquid and highly volatile. Prices reflect inter-dealer quotations, without adjustment for retail markup, markdowns or commissions, and may not represent actual transactions. The stock's trading range on the OTCBB was as follows:

        PERIOD                               HIGH                    LOW
        ------                               ----                    ---
        1999
        1st Quarter(1)                        --                     --
        2nd Quarter(1)                        --                     --
        3rd Quarter                           $1.625                 $0.25
        4th Quarter(2)                        $3.00                  $3.00

-----------------

(1)  No trades
(2) Our common stock was delisted on October 8, 1999 for failure to meet NASD eligibility standards.


     As of March 26, 2001 there were 21,952,000 shares of Common Stock issued and outstanding and approximately 58 holders of record of the common stock.

Dividend Policy

     We have neither declared nor paid any dividends on the common stock since our inception and presently anticipate that no dividends will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, our operating and financial condition, our capital requirements, debt obligation agreements, general business conditions and other pertinent facts. Therefore, we cannot assure you that any dividends on the common stock will be paid in the future.

Recent Sales of Unregistered Securities

Common Stock

     Incorporated by reference to our Form 10-QSB filed on November 14, 2000, our Form 10-QSB filed on August 14, 2000 and our Form 10-QSB filed on May 15, 2000.

Stock Options

     We maintain a stock option plan (the Amended 1999 Plan) and under the terms of the Amended 1999 Plan, we are authorized to issue up to a maximum of 2,000,000 shares of our common stock from time to time, upon the exercise of options we may grant to directors, officers, full-time employees and contract workers of our company or our subsidiaries and companies wholly owned by these individuals.

     As of December 31, 2000, there were outstanding options to acquire 1,056,000 shares of our common stock. During fiscal 2000, we granted options to acquire 611,000 shares and issued 144,500 shares upon exercise of options. A total of 168,000 options expired or were cancelled as the employee(s) left the company before the options were vested. Subsequent to December 31, 2000, we granted options to a group of employees to purchase in aggregate 362,750 shares of our common stock, each with an exercise price of $2.00. In addition, subsequent to December 31, 2000, 10,000 options expired or were cancelled as employee(s) left the company before the options were vested. As of March 26, 2001, there were outstanding options to acquire 1,408,750 shares of our common stock.

     All of our employees are non-U.S. persons and all options were granted to our employees in reliance upon an exemption from registration available under Regulation S promulgated under the Securities Act of 1933, as amended. No offers and sales were made in the United States.


Item 6:  Plan of Operation

     We are in the process of building a worldwide IP messaging network in partnership with ISPs. Beginning with fax over Internet services, we are introducing our services into the North American, Asian Pacific and Western European markets. Over the past year, our focus has been primarily on Internet fax services.

     We estimate that our cash requirements for the fiscal year ended December 31, 2001 will be $4.5 million. We believe that our current cash and short-term investments and our revenues from operations will be sufficient to meet our cash requirements until 2002. At December 31, 2000, we had working capital of approximately $5 million. We anticipate that we will not be required to raise any additional funding in public or private equity or debt financing in order to meet our cash requirements for the remainder of 2001. We cannot assure you that we will be successful in securing such financing or that such financing will be available at the times, in the amounts and on terms that we require.

     During fiscal 2001, we intend to focus our research and development efforts on the following products:

     o    Version 2.4 of Enroute in the short term

     o    Version 3.0 of Enroute in the long term

     o    Enhancements to the Belcarra mail server

     The Enroute Version 2.4 development will focus on needed enhancements to Version 2.3.7, which will include the development of a new gatekeeper to replace the least cost routing daemon used in Version 2.3.7, the implementation of a secure socket program throughout the server to provide security features, a change in user authorization procedures, a real-time call record reporting gateway to established Internet protocol billing systems and a secure e-mail to fax service. Our Enroute Version 2.4 product was originally scheduled for release in the third quarter of 2000. Our development team experienced a technical difficulty in the implementation of security procedures and the secure sockets layer. Management believes we have made good progress toward completing this implementation and that Version 2.4 should be ready for commercial release to the North American market in the second quarter of 2001. We anticipate that Version 2.4 will be commercially released from all POPstar sites before the third quarter of 2001 and it is anticipated to be our flagship product through early 2002.

     The development of the Enroute Version 3.0 IP unified messaging product has continued throughout 2000. The first prototype of Version 3.0 has been built and we expect beta testing to begin in the second quarter of 2001. Enroute Version
3.0 is being developed to run across all platforms and operating systems. Management anticipates this development to include a series of applications to run on UNIX, NT, Linux and other operating systems and platforms without having to make operating system specific changes to the applications. The development targets the carrier and backbone markets: the product will be designed to scale to meet the needs of the target carriers. The cross-platform development is supported by an in-house developed library of universal messaging objects (UMO) written in C++ computing language. The UMO is being developed to allow us to adapt quickly to the rapid changes taking place in the rapidly growing Internet market. The UMO is designed to allow all applications to be written just once for UNIX, NT and Linux compatibility.

     The first major release of the new series will be Version 3.1, which is scheduled for the third or fourth quarter 2001. We anticipate this release to provide commercial grade unified messaging services to public switch telephone network and desktop users. The Version 3.1 product will take advantage of the outgoing services provided through the Enroute Version 2.4 product. We plan to implement enhancements to the Belcarra server designed to increase its capacity to scale from tens of thousands of users to over one million users.

Capital Expenditures

     Capital purchases for the fiscal year ended December 31, 2000 were $334,627, divided between hardware and software at $258,506, office furniture and equipment at $35,256 and leasehold improvements at $40,865. The hardware is needed primarily to support POPstar's own global gateways in Los Angeles, Seattle and Vancouver and secondarily to help develop a market presence in other countries.

Employees

     On December 31, 2000, we employed 40 people. During 2001, we expect to hire approximately 9 to 10 additional personnel in customer sales, to increase our marketing efforts, and approximately 4 to 5 additional personnel in customer support positions, to expand our customer support services to 7 days a week, 24 hours a day.

     We currently employ fifty (50) part-time, full-time and contract workers in the following areas:

     Administration: There are a total of 17 administrative staff members employed throughout our group of companies, including 11 administrative staff members in the Vancouver office, of which 5 are senior administrative staff members; 2 administrative staff members in the Beijing office; 1 part-time administrative staff member in the Shanghai office; 1 administrative staff member in the Singapore office; 1 senior administrative staff member in the European office and 1 part-time administrative staff member in the Hong Kong office.

     During the twelve-month period ended December 31, 2000, we hired 2 new staff members in mid-May - 1 staff member to assist the Corporate Secretary and Treasurer in handling our administrative responsibilities and 1 staff member to administer the Singapore office. In August, a managing director was hired in the UK (London) to manage activities in Europe, the Middle East and Africa. In September, a support staff member was hired to handle marketing and corporate development in the Vancouver office. Subsequent to December 31, 2000, we hired additional administration staff members: Vancouver (1) and Beijing (1).

     Sales and Marketing: There are a total of 15 sales and marketing personnel. During the twelve-month period ended December 31, 2000, we hired 6 new sales staff. We hired 4 new sales staff at the beginning of June, including 3 new employees in the Vancouver office and 1 new employee in Singapore. Starting in July, 1 new employee was hired to manage sales in Shanghai. In September, we hired 1 new sales staff for the Beijing office. Subsequent to December 31, 2000, 4 additional sales and marketing personnel were hired for the Vancouver office and 1 additional sales and marketing person hired for the Beijing office.

     Operations: We have a total of 18 employees in operations support and technical support. During the twelve-month period ended December 31, 2000, we hired 8 new operations and technical support staff. We hired 3 new operations support staff in July, including 1 new employee to handle operations support in the Vancouver office and 1 new employee to handle technical support in
Singapore. In August, 1 new employee was hired for operations support in Vancouver. In September, an Operations Specialist from Vancouver moved to Hong Kong to oversee the Greater China and north Pacific region and a new operations specialist was hired in Vancouver. Also, in September, 2 new employees were hired for operations support in Vancouver. In December, 1 new employee was hired for operations support in Singapore. Subsequent to December 31, 2000, we hired a General Manager - China Operations (Beijing office), Systems Engineer (UK-London). Also, a System Administrator was hired in Vancouver to replace the existing employee who moved into the position of Director-Technical Operations. The employee who previously held the position of Director-Technical Operations relocated in March 2001 to our new field office in Australia. The newly appointed position is General Manager - Asia Pacific including Australia and New Zealand and includes the overall management of the Asia Pacific region .

     As of September 1, 2000, we engaged 3 additional support personnel on a contract basis in our UK (London) office, including 1 contract worker providing sales and marketing support; 1 contract worker providing technical support; and 1 contract worker providing clerical support in accounting and administration. In December 2000, we hired 1 additional contract worker to assist sales and marketing at the UK (London) office.

Management's Discussion and Analysis of Financial Condition and
Result of Operations

Overview

     During 2000, our business plan and efforts focused on the development of our Enroute Version 2.3 and Version 2.3.7 products and the recruitment of ISPs to offer our services. We officially launched our Internet fax services in September 2000 and have not generated any material revenue from our operations.

     We have increased our spending in research and development, sales and marketing, and general and administrative expenses. To the extent that these expenditures do not result in commercial revenues, our business, results of operations and financial condition could be materially and adversely affected.

     Due to the evolution of our business strategy, we believe that our historical results of operations for the periods presented may not be directly comparable. We believe the historical results of operations do not fully reflect the operating results that we expect to achieve following the commercial launch of our enhanced messaging and voice over Internet services in 2001.

     You  should  read  the  following   discussion  in  conjunction   with  the
consolidated financial statements and the related notes to the consolidated financial statements.


Overview of the Results of Operations for the Twelve Month Period Ended December 31, 2000

     Revenues

     During the twelve-month period ended December 31, 2000, we earned a nominal amount of operating revenues totaling $43,469, compared to no operating revenues during 1999. Sales for the twelve-month period ended December 31, 2000 were derived from sales of product and services, including maintenance contracts $28,875, services rendered $7,249, monthly fees generated from fax mailbox users $785, and the sale of equipment and parts to ISPs $6,560.

     During the twelve-month period ended December 31, 2000, we completed development of the Enroute Version 2.3 (and upgraded Version 2.3.7) fax over Internet system, which was officially launched in September 2000. We anticipate revenues will increase in 2001 as we launch additional services and enhancements to our services and as we implement our sales and marketing strategies. As of December 31, 2000, we had six ISPs offering our services, and we anticipate the number of ISPs offering our services will increase during 2001, which is anticipated to result in higher revenues.

     During the twelve-month period ended December 31, 2000, we had revenues from interest on cash and cash equivalents of $345,202, compared to $61,708 in 1999. Interest revenues are anticipated to decrease as we use cash to fund our working capital requirements during 2001.

     Cost of Sales

     For the twelve-month period ended December 31, 2000, the cost of sales was $9,535 compared with $0 for the twelve-month period ended December 31, 1999, as no sales were made during that period.

     Expenses

     During the year ended December 31, 2000, we incurred $3,508,361 in expenses compared to $2,088,418 in 1999. The increase was due primarily to our increase in business activities and the development our technologies.

     License Fee: The license fees paid to TGI for the years ended December 31, 2000 and 1999 were $600,000 and $391,074 respectively. The 53% increase during the year ended December 31, 2000 was due to an increase in the minimum annual license fee, which was $600,000, compared to $400,000 in 1999. For both periods, the licensee fee was prorated over a twelve-month period.

     Additional license fees were paid during the year ended December 31, 2000 totaling $103,687, of which most of this amount went towards payment of the Belcarra mail server software. The remaining amounts went to various licensors including two independent licensors (McConnell and Buttermer), Optigold, Cisco, WAP MX.com. For the year ended December 31, 1999, a payment of $25,000 was made to RSA Security as a prepayment on license fees. The increase of 315% represents an increase in the integration and use of a third-party's technology into our Enroute software.

     Research & Development: Research and development is provided by an affiliated company, TGI, under agreement and consists primarily of technical assistance, software development, and other related services, as required. The charge is based on TGI's direct and indirect costs of the services provided plus 15%.

     Research & development costs for the year ended December 31, 2000 totaled $881,487 compared with $403,438 for the same period in 1999, representing a 118% increase. This increase was due largely in part to an increase in software development expenditures that includes an increase in the number of programming and technical staff from 15 to 19). During 2000, research and development costs were incurred to continue development of Enroute Versions 2.3, 2.3.7, 2.4 and
3.0. Research and development costs were also incurred to solve certain integration problems encountered in the development and integration of payment modules that allowed our ISP partners to accept credit card and cash card payments. These problems were resolved during the third quarter 2000.

     General and Administrative: Total general and administrative costs were $1,923,187 and $1,268,906 for the years ended December 31, 2000 and 1999, respectively, representing an increase of 52%. Our general and administrative costs consist primarily of salaries and wages of $1,099,984 in 2000, compared to $93,371, resulting from our increased hiring of research and development personnel and our expansion of our sales and marketing organization; accounting & audit fees of $34,117 in 2000, compared to $20,234, resulting from increased costs associated with our reporting requirements under the Securities Exchange Act of 1934, as amended; professional and legal costs $49,571 in 2000, compared to $296,190, resulting from a decrease in transactional activities in 2000; directors' fees of $30,000 in 2000, compared to nil in 1999, as we paid our independent directors a fee of $15,000 per year; travel & entertainment of $193,430 in 2000 compared to $38,692, resulting from an increase in the number of offices and the size of our international marketing organization; sales and marketing of $24,697 in 2000, compared to $33,263 in 1999; technical support of $16,408 compared to nil in 1999, resulting from the commercial launch of our services in the fourth quarter 2000; and office & rental expenses $151,765 in 2000, compared to $21,352 in 1999, as a result of an increase in our number of offices. We anticipate that general and administrative costs will increase in 2001 as we increase our business activities to launch and commercialize our services and we expand our organization into new geographic markets.

     The rise in general and administrative costs was primarily due to an increase in the overall number of staff and the opening of our new offices in Singapore and the UK (London).

     Losses

     During the twelve-month period ended December 31, 2000, we incurred a loss of $3.14 million or $0.14 per share, compared to a loss of $2 million or $0.14 per share in 1999.

Liquidity and Capital Resources

     As at December 31, 2000, our cash and short-term investments amounted to $4,430,041, and we had accounts receivable of $104,229, a note receivable in the amount of $450,000 and prepaid expenses of $34,822. Our working capital position at December 31, 2000 was $4,978.047. During the twelve-month period ended December 31, 2000, we raised $7,486,508 from the issuance of capital stock, offset by a net loss of $3,141,273 in developing its services and acquired equipment totaling $334,627 of capital assets.

     Our working capital position, less known commitments (comprising primarily personnel costs, professional & legal fees, licensing fees and software development expenses) as of December 31, 2000, is expected to be adequate to fund our on-going operations during the 2001 fiscal year. Accordingly, we do not anticipate the need to raise additional funds to meet our working capital needs during 2001. If we do not begin to generate material revenues, liquidity will be reduced as amounts are expended for continuing research and development, expansion of sales and marketing activities and development of its administrative functions. Our liquidity will also be reduced as amounts are used for purchases of capital assets. In addition, we continue to incur operating losses and will continue to need additional working capital to fund our operations, research and development, and marketing efforts for the 2001 fiscal year. As a result, we will be required to raise additional capital to finance our operations for the 2002 fiscal year and beyond. We intend to raise such additional funding through the sale of equity or convertible debt securities. We may not be able to raise additional capital on acceptable terms, if at all, when needed. If we are able to raise capital, it may not be available on terms commercially favorable to us. The sale of equity or convertible debt securities may result in dilution to our stockholders.

     If we choose to accelerate our current growth by acquiring additional unified messaging companies, then significant additional capital in addition to the amounts detailed above will be required to meet these objectives. In that case, we will be required to secure additional funding though the sale of equity or convertible debt securities. We may not be able to raise sufficient capital necessary for the continuation of our acquisition strategy when needed.


Item 7:  Consolidated Financial Statements

     Information with respect to this Item is set forth in the "Index" to Consolidated Financial Statements on Page F-1.


Item 8: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Prior to our acquisition of POPstar-BVI as previously described, we engaged Barry L. Friedman, P.C., Certified Public Accountants (BLF), to audit our financial statements for the fiscal years ended December 31, 1998, and December 31, 1997.

     Subsequent to our acquisition of POPstar-BVI, our newly appointed Board of Directors elected to replace BLF as our principal accountant and to retain KPMG LLP as our principal accountant to audit our financial statements effective August 1, 1999. BLF was dismissed as our auditor. KPMG was previously the auditor of POPstar-BVI. There have been no disagreements between BLF, KPMG and us of the type required to be reported under this Item since the date of KPMG's engagement.

     The report of BLF on our financial statements for the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was such opinion qualified or modified as to certainty, audit scope, or accounting principles. During the periods preceding our change in accountants, we had no disagreements with BLF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                    Part III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

     The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions with us held by each person and the date such person became our director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

     The directors and executive officers of our company are as follows:

Name                           Age           Positions
----                           ---           ---------
John McDermott                 64            President and Director
Thompson Chu                   42            Chairman of the Board of Directors
Don Lau                        43            Secretary and Treasurer
William Wing Yan Lo            40            Director

Name                           Age              Positions
----                           ---              ---------
Yong Kiat Rickie Tang          42               Director

     John McDermott (64) has served as our President and a member of our Board of Directors since July 13, 1999. Since August 1989, Mr. McDermott has been President and Director of TGI Technologies Ltd., a high technology manufacturing, research and development company and a POPstar affiliate. From 1978 to 1986, Mr. McDermott was an Executive Vice President at Glenayre Electronics in Vancouver, a Radio Paging, Radio Telephone and Voice Mail company. Prior to that, Mr. McDermott was Vice President of Marketing at Rockwell Wescom in Chicago. Mr. McDermott also held an engineering position with British Telecom and Alberta Government Telecom. He holds an engineering degree from Liverpool UK and has been registered as a Professional Engineer in Canada since 1969. Mr. McDermott dedicates his full business time to our operations.

     Thompson Chu (42) has served as Chairman of our Board of Directors since July 13, 1999. Mr. Chu has been the Chairman and a Director of POPstar-BVI since its inception. Since 1989, Mr. Chu has been the Chief Executive Officer of TGI. Mr. Chu has considerable management experience in the trading and telecommunications industries in North America, China and South East Asia. Mr. Chu has an MBA with distinction from INSEAD in France, a MSc in Science-Business Administration from the University of British Columbia, a Bachelors degree in Business Administration from Acadia University in Nova Scotia, a diploma in International Business from the Institute of Pacific Asian Management of the University of Hawaii and a diploma in French from the Universite Sainte-Anne in Nova Scotia. Mr. Chu dedicates his full business time to our operations.

     Don Lau (43) has served as our Secretary and Treasurer since July 13, 1999. Since January 1, 1999, Mr. Lau has been Vice President, Corporate Finance of POPstar-BVI. Between September 1995 to December 1998, Mr. Lau was Vice President, Corporate Finance for Tradeglobe Consulting Ltd., an international trade consulting and management company. Between November 1991 to July 1995, Mr. Lau was Managing Director, Corporate Finance of The Nikko Securities Co. Limited in Hong Kong, where he was responsible for the equity origination, merger, and acquisition business of Nikko Securities in Hong Kong. Mr. Lau has over 15 years experience in senior corporate finance positions with Bankers Trust, Nikko Securities and Schroders in Asia. Mr. Lau holds an MBA degree from the University of British Columbia and a Bachelors degree in Business Administration from Acadia University in Eastern Canada. Mr. Lau dedicates his full business time to our operations.

     William Wing Yan Lo, J.P., (40) joined our Board of Directors on February 15, 2000. Dr. William Wing Yan Lo, J.P., has served as the Chairman and Chief Executive Officer of netalone.com Limited, a company listed on the Stock
Exchange of Hong Kong, since December 1999. netalone.com Limited is an integrated Internet investment, operation and service company. Before becoming the Chairman and Chief Executive Officer of netalone.com Limited, Dr. Lo was the Chief Executive Officer of Citibank's Global Consumer Banking business for Hong Kong, Macau and China from October 1998 to October 1999. Prior to his appointment at Citibank, Dr. Lo was with Pacific Century Cyberworks (formerly Hong Kong Telecom) since 1990. He was the Founder and became the first Managing Director of Pacific Century Cyberworks' wholly-owned interactive multimedia subsidiary, Hong Kong Telecom IMS Ltd. (HKTIMS) in 1995, and was responsible for developing the world's first commercial broadband interactive TV (iTV) service and Netvigator - the leading Internet access and portal service provider in Hong Kong.

     Dr. Lo serves on a number of public-sector and private-sector committees. Dr. Lo is also a member of the Stock Exchange of Hong Kong's Growth Enterprise Market Listing Committee. In recognition of his contributions in bringing multimedia technology and services to the people of Asia, Dr. Lo was selected as a "1999 Global Leader for the Tomorrow" by the global organization World Economic Forum. He was appointed as a Justice of the Peace of the Hong Kong Special Administrative Region Government on July 1, 1999. Dr. Lo started his business career as a management consultant with McKinsey and Company, specializing in competitive strategy formulation, organization effectiveness and mergers and acquisitions. Dr. Lo holds a M.Phil. Degree in Molecular
Pharmacology and a Ph.D. degree in Genetic Engineering, both from Cambridge University.

     Yong Kiat Rickie Tang (42) has served as a member of our Board of Directors since July 13, 1999. Mr. Tang had been a director of POPstar-BVI since March 29, 1999. Since July 1992, Mr. Tang has been the President and Chief Executive Officer of Kemayan Corporation Berhad, a conglomerate listed on the Main Board of the Kuala Lumpur Stock Exchange in Malaysia. Mr. Tang holds a Bachelor of Science degree with Honors in Estate Management from the National University of Singapore and a Graduate Diploma in Marketing from the Marketing Institute of Singapore.

     On February 2, 2000, we entered into a Nominee Directors Agreement with Kemayan E.C. Hybrid Ltd., netalone.com(BVI) Ltd., trustee of the Thompson Chu Family Trust and trustee of the John McDermott Family Trust giving them certain entitlements regarding the appointment of their respective nominees to serve as our directors. Kemayan E.C. Hybrid Ltd. is a company beneficially owned by Mr. Yong Kiat Rickie Tang, a director of our company. Dr. William Wing Yan Lo, a director of our company, is the Chairman and Chief Executive Officer of the parent company of netalone.com (BVI) Ltd. Mr. Thompson Chu, a director of our company, is a beneficiary of the Thompson Chu Family Trust. Mr. John McDermott, a director of our company, is a beneficiary of the John McDermott Family Trust. Under the terms of this Nomination Agreement Mr. Yong Kiat Rickie Tang and Dr. William Wing Yan Lo were nominated as directors. This agreement is valid until such time that Kemayan E.C. Hybrid and netalone.com (BVI) Limited, as shareholders, each holder no longer owns or does not have the right to acquire 5% of our issued and outstanding stock.

     On February 2, 2000, we and POPstar-BVI entered into a Termination Agreement with Kemayan E.C. Hybrid Ltd., Sunfield Industries Limited, Uprising Overseas Limited, Golden Harvest Overseas Limited, trustee of the Thompson Chu Family Trust and trustee of the John McDermott Family Trust pursuant to which certain rights entitled to by Kemayan E.C. Hybrid Ltd., Sunfield Industries Limited, Uprising Overseas Limited and Golden Harvest Overseas Limited were terminated. Following the Termination Agreement, our Board of Directors and the major shareholders assented to the appointment of two nominee directors, one represented by Kemayan E.C. Hybrid Ltd. and the other represented by netalone.com, if both holders own or have the right to acquire 5% of our issued and outstanding stock. Mr. Yong Kiat Rickie Tang was nominated by Kemayan E.C. Hybrid Ltd. as a director and Mr. William Wing Yan Lo was nominated by netalone.com as a director. Each party to this agreement irrevocably agreed to terminate, release, discharge and quit claims to the Shareholders' Agreement, the Investor Rights Agreements and Registration Rights Agreement.

     None of our directors or executive officers or any business that such director or officer has (i) served as a general partner or executive officer has been subject to any bankruptcy proceeding; (ii) has been convicted or subject to any criminal proceeding; (iii) been subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting business, securities or banking activities and (iv) been found by any court or commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(A) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and officers, and persons who own more than 10% of a registered class of our securities, to file with the Securities and Exchange Commission initial reports of changes in ownership of our common stock and other equity securities. Officers, Directors and greater-than-10% shareholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during the year ended December 31, 2000, our officers, Directors and greater-than-10% shareholders filed as set out in the table below:

Name                           Reporting Person           Form 3/ # of      Form 4/ # of       Form 5/ # of
                                                          transactions      transactions       transactions
-------------------------      ----------------------     -------------   --------------       -------------
John McDermott                 President and Director          n/a             Late/1               n/a

Thompson Chu                   Chairman                        n/a             Late/1               n/a

Don Lau                        Secretary and Treasurer         n/a             Late/1               n/a

William Wing Yan Lo            Director                        Late/1          n/a                  n/a

Yong Kiat Rickie Tang          Director                        n/a             Late/1               n/a

Pang Lin Choi                  Beneficial owner of more        n/a             n/a                  n/a
                               than ten percent

Universal Appliances Limited   Beneficial owner of more        Late/1          n/a                  n/a
(Johnson Ko)                   than ten percent


Committees

     Our Board of Directors currently has no committees.


Item 10:   Executive Compensation

Summary Compensation Table

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the years ended December 31, 2000, 1999, and 1998. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                                           SUMMARY COMPENSATION TABLE
                               Annual Compensation                           Long Term Compensation
                               -------------------                           ----------------------

                                                                       Awards              Payouts
                                                                       ------              -------
                                                                                   Securities
Name and                                                Other Annual  Restricted    Underlying                 All Other
Principal                                               Compensation    Stock       Options        LTIP      Compensation
Position           Year       Salary($)     Bonus($)         ($)        Awards       SARs (#)    Payouts ($)      ($)
--------           ----       ---------     --------   ------------     ------       --------    -----------      ---
John McDermott     2000        100,000         0         5,600(1)         0          100,000         0            0
(President)        1999         83,333         0         5,600(2)         0          250,000         0            0
                   1998              0         0            0             0                0         0            0
Thompson Chu       2000        100,000         0         5,600(3)         0          100,000         0            0
(Chairman of       1999         50,000         0         5,600(4)         0                0         0            0
the Board)         1998              0         0            0             0                0         0            0
Don Lau            2000         57,600         0            0             0           50,000         0            0
(Secretary &       1999         48,000         0            0             0           50,000         0            0
Treasurer)         1997              0         0            0             0                0         0            0
-------------------

(1) Denotes sums paid Mr. McDermott pursuant to his employment agreement for car allowance.
(2) Denotes sums paid Mr. McDermott pursuant to his employment agreement for car allowance.
(3) Denotes sums paid Mr. Chu pursuant to his employment agreement for car allowance.
(4) Denotes sums paid Mr. Chu pursuant to his employment agreement for car allowance.

                                          OPTION/SAR GRANTS IN 12-MONTH
                                         PERIOD ENDED DECEMBER 31, 2000
                                               (Individual Grants)

                                  Percent of
                    Number of        Total
                   Securities    Options/SAR's
                   Underlying     Granted to      Exercise or                          Potential Realized Value at Assumed
                  Options/SAR's  Employees in     Base Price                               Annual Rates of Stock Price
     Name          Granted (#)    Fiscal Year       ($/Sh)       Expiration Date        Appreciation for Option Term
     ----          -----------    -----------       ------       ---------------        ----------------------------
                                                                                           5%                10%
                                                                                        ----------------------------
John McDermott       34,000          5.6%           $2.00        May 23, 2002             $74,970          $82,280
                     33,000          5.4%           $2.00        May 23, 2003             $76,403          $87,846
                     33,000          5.4%           $2.00        May 23, 2004             $80,223          $96,631
Thompson Chu        100,000         16.4%           $2.00        December 31, 2001       $210,000         $220,000
Don Lau              17,000          2.8%           $2.00        May 12, 2002             $37,485          $41,140
                     17,000          2.8%           $2.00        May 12, 2003             $39,359          $45,254
                     16,000          2.6%           $2.00        May 12, 2004             $38,896          $46,851


                                   AGGREGATED OPTION/SAR EXERCISES IN 12-MONTH
                                        PERIOD ENDED DECEMBER 31, 2000
                                    AND DECEMBER 31, 2000 OPTIONS/SAR VALUES


                                                                            Number of Unexercised        Value of Unexercised
                                                                            Securities Underlying             In-The-Money
                                                                               Options/SARs at               Option/SARs at
                             Shares Acquired on                              December 31, 2000(#)         December 31, 2000($)
          Name                  Exercise (#)         Value Realized ($)    Exercisable/Unexercisable   Exercisable/Unexercisable
          ----                  ------------         ------------------    -------------------------   -------------------------
John McDermott                       0                       0                  0 / 250,000               0/$497,500
John McDermott                       0                       0                   0 / 34,000                   Nil
John McDermott                       0                       0                   0 / 33,000                   Nil
John McDermott                       0                       0                   0 / 33,000                   Nil

Thompson Chu                         0                       0                  0 / 100,000                   Nil
Don Lau                               0                       0                  0 / 50,000                   Nil
Don Lau                              0                       0                   0 / 17,000                   Nil
Don Lau                              0                       0                   0 / 17,000                   Nil
Don Lau                              0                       0                   0 / 16,000                   Nil


Compensation of Directors

     Directors who are not officers of our company each receives a director's fee of $15,000 per annum. Each director is to receive the full payment of $15,000, the payment was not pro rated.

     No options were granted to outside directors in their capacity as directors during 2000.

Report of the Board of Directors on Executive Compensation

     We do not currently have a compensation committee.

     During 2000, our Board of Directors was responsible for establishing compensation policy and administering the compensation programs of our executive officers.

     The amount of compensation paid by us to each of our directors and officers and the terms of those persons' employment is determined solely by the Board of Directors, except as otherwise noted below. In the past, our President has negotiated all executive salaries on our behalf, subject to final approval by our Board of Directors. We believe that the compensation paid to our directors and officers is fair to the Company.

     Our Board of Directors believes that the use of direct stock awards is at times appropriate for employees, and in the future intends to use direct stock awards to reward outstanding service to us or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders.

Compensation of President

     The Company expects to pay to John McDermott, its President, a salary of US$100,000 for the fiscal year ended December 31, 2001. Mr. McDermott will also be entitled to receive options to purchase common stock of the Company and performance bonuses at the discretion of the Board of Directors. Mr. McDermott's compensation is determined by our Board of Directors and Mr. McDermott does not participate in the determination of his compensation. Factors used to determine the compensation paid to Mr. McDermott included (i) meeting business objectives of launching products and services; (ii) the status of our services roll-out;
(iii) the success of our research and development efforts; (iv) the number of strategic relationships developed by us with ISPs; (v) end-user acceptance of our services; (vi) the success of our capital raising efforts and (vii) employee/officer retention.

Performance Graph

     There was no public market for our securities during 2000.

Employment Contracts

     On July 20, 1999, we entered into a three-year Employment Agreement with John McDermott, our President, whereby we agreed to pay Mr. McDermott an annual salary of $83,333, subject to annual review. The Agreement also requires us to provide, at our expense, complete health insurance coverage for Mr. McDermott and his family and annual automobile allowance of $5,600 for business use. Following an annual salary review, effective January 1, 2000, Mr. McDermott's annual salary was increased to $100,000.

     On July 20, 1999, we entered into a two-year Employment Agreement with Thompson Chu, our Chairman of the Board, whereby we agreed to pay Mr. Chu an annual salary of $50,000 as compensation for his duties as our executive chairman, subject to annual review. The Agreement also requires us to provide, at our expense, complete health insurance coverage for Mr. Chu and his family. Following an annual salary review, effective January 1, 2000, Mr. Chu's annual salary was increased to $100,000.

     On July 20, 1999, we entered into a two-year Employment Agreement with Don Lau, our Secretary and Treasurer, whereby we agreed to pay Mr. Lau an annual salary of $48,000, subject to annual review. The Agreement also requires us to provide, at our expense, complete health insurance coverage for Mr. Lau and his family. Following an annual salary review, effective January 1, 2000, Mr. Lau's annual salary was increased to $57,600.

Item 11:   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2000, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.


                                                                    Amount and Nature of
   Class of Stock          Name and Address of Beneficial Owner     Beneficial Ownership     Percentage of Class
--------------------- ------------------------------------------------------------------------------------------
Common Stock          John McDermott, Director                                    0                    0%
                      107 East 3rd Avenue
                      Vancouver, BC Canada V5T 1C7

Common Stock          Thompson Chu, Director1                               125,000                    *
                      107 East 3rd Avenue
                      Vancouver, BC Canada V5T 1C7

Common Stock          William Wing Yan Lo, Director2                      3,000,000                   12.8%
                      23rd Floor, 3 Lockhart Road
                      Wan Chai, Hong Kong

Common Stock          Yong Kiat Rickie Tang, Director3                    2,000,000                    9.1%
                      335 Bukit Timah Road #10-02
                      Singapore 259718

Common Stock          Don Lau, Secretary and Treasurer4                      25,000                    *
                      107 East 3rd Avenue
                      Vancouver, BC Canada V5T 1C7

                      Officers and Directors, as a group                  5,150,000                   22.0%
                      (5 persons)
------------------------------------------------------------------------------------------------------------------
5% Shareholders
------------------------------------------------------------------------------------------------------------------
Common Stock          Pang Lin Choi5                                      8,525,000                   38.8%
                      2702-6 Lucky Commercial Centre
                      103-9 Des Voeux Road West
                      Hong Kong

Common Stock          Golden Harvest Overseas Limited                     1,500,000                    6.8%
                      28 USJ 2/5K, 47600 Subang Jaya
                      Selangor, Malaysia

Common Stock          innovestor com Limited6                             3,000,000                   12.8%
                      23rd Floor, 3 Lockhart Road
                      Wan Chai, Hong Kong

                                                                    Amount and Nature of
   Class of Stock          Name and Address of Beneficial Owner     Beneficial Ownership     Percentage of Class
--------------------- ------------------------------------------------------------------------------------------


Common Stock          Kemayan E.C. Hybrid7                                 2,000,000                  9.1%
                      335 Bukit Timah Road #10-02
                      Singapore 259718

Common Stock          Johnson Chun Shun Ko8                                3,332,500                 14.2%
                      Rm. 6301-06, The Center
                      99 Queen's Road Central
                      Hong Kong

Common Stock          iTeleway9                                            1,500,000                  6.6%
                      Room 802, Tower I
                      Harbour Ctr 1 Hok Cheung Street
                      Hunghom, Hong Kong

Common Stock          Prime Star Asia Ltd. 10                              1,500,000                  6.6%
                      GPO Box 4152
                      Hong Kong

Common Stock          Stargate Trust                                       1,525,000                  6.9%
                      1, Osmanthus Road,
                      Yau Yat Chuen
                      Kowloon, Hong Kong

Common Stock          Universal Appliances Limited11                       3,000,000                 12.8%
                      Rm. 6301-06, The Center
                      99 Queen's Road Central
                      Hong Kong

*   Less than 1%

(1) Includes 100,000 shares of common stock subject to vested and currently exercisable options owned directly by the reporting person, 12,500 shares of common stock subject to vested and currently exercisable options and 12,500 shares of common stock owned by Mrs. Ida Chu, spouse of Thompson Chu.

(2) Denotes shares held indirectly by Dr. William Wing Yan Lo as held by innovestor.com Limited. Mr. Lo has sole or shared voting or investment power over innovestor.com Limited. For details, refer to (6) below.

(3) Denotes shares held indirectly by Mr. Tang which are held by Kemayan E.C. Hybrid Ltd. Mr. Tang is a principal of Kemayan E.C. Hybrid Ltd. For details, refer to (7) below.

(4) Denotes common stock subject to vested and currently exercisable options owned by the reporting person.

(5) Denotes shares held by Mr. Pang Lin Choi (as trustee of each of the John McDermott and Thompson Chu Family Trusts). The John McDermott Family Trust holds 2,000,000 shares. The Thompson Chu Family Trust holds 6,525,000 shares. Mr. Choi, as trustee, holds sole voting and investment rights with respect to the John McDermott and Thompson Chu Family Trusts shares. The agreements pursuant to which Mr. Choi holds such rights can be terminated upon written notice from the beneficiaries of the Thompson Chu and John McDermott Family Trusts.

(6) Includes 1,500,000 shares of common stock subject to vested and currently exercisable options owned by the reporting person and 1,500,000 shares of common stock.

(7) Denotes shares held directly by Kemayan E.C. Hybrid. Mr. Tang, a director of our company, has sole voting and investment rights over Kemayan E.C. Hybrid n.

(8) Denotes 332,500 shares held directly and 3,000,000 shares held indirectly by Johnson Ko. Mr. Ko has sole or shared voting or investment power over Universal Appliances Limited, which owns 100% of iTeleway Inc. and Prime Star Asia Limited. Refer to (9), (10), and (11).

(9) Includes 750,000 shares of common stock subject to vested and currently exercisable options owned by the reporting person and 750,000 shares of common stock.

(10) Includes 750,000 shares of common stock subject to vested and currently exercisable options owned by the reporting person and 750,000 shares of common stock.

(11) Denotes shares indirectly held by Universal Appliances Limited (UAL); UAL owns 100% of iTeleway Inc. and \ Prime Star Asia Limited and Mr. Johnson Ko has sole or shared voting and investment power over UAL.

     We believe that the beneficial owners of securities listed above, based on information furnished by the owners, have sole investment and voting power over the shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options, but are not deemed outstanding for purposes of computing the percentage of any other person. The preceding table, therefore, includes information regarding shares issuable under stock options exercisable within 60 days for the following persons and in the following share amounts:
Thompson Chu, options exercisable for 100,000; Ida Chu, options exercisable for 12,500 shares; innovestor.com Limited, options exercisable for 1,500,000 shares; Don Lau, options exercisable for 25,000 shares; and all directors and executive officers as a group, options exercisable for 1,637,500 shares.


Item 12:   Certain Relationships and Related Transactions

     On January 11, 1999, our wholly owned subsidiary, POPstar-BVI, entered into a licensing agreement and a services agreement with TGI Technologies Ltd., for the licensing and service of the IP technology termed Enroute. Mr. John McDermott and Mr. Thompson Chu are officers of POPstar and are also officers of TGI. In addition, Mr. McDermott, Mr. Chu and Mr. Yong Kiat Rickie Tang are directors of TGI.

     Under the terms of the services agreement, TGI will provide us with technical assistance, software development, marketing, management and other services, as required. We are charged based on TGI's direct and indirect costs of the services provided plus 15%. During fiscal 2000 and 1999, we incurred service fees, including the 15%, under this agreement totaling $938,495 and $1,062,139, respectively. The fees paid to TGI in 1999 included salaries paid to employees, which subsequently became our employees and whose salaries are included in our compensation expenses for 2000.

     On March 15, 1999, our wholly owned subsidiary POPstar-Asia Pacific entered into an oral month-to-month lease arrangement for the lease of approximately 1,000 square feet of executive offices located at Westlands Centre, Room 908, 20 Westlands Road, Quarry Bay, Hong Kong to serve as a sales, marketing, and technical support facility for our Asian operations at a rental rate of $2,000 per month. This arrangement was formalized on July 1, 2000 for a term of twelve calendar months commencing July 1, 2000 at the equivalent monthly rental of $2,000 (exclusive of any extraordinary charges or management fees). The leased premises are owned by Easewell Management Ltd., a company beneficially owned by Mr. Thompson Chu, our Chairman of the Board. During fiscal 2000 and 1999, we incurred rental expenses pursuant to this arrangement of HK$185,520 (approximately $24,000) and HK$146,870 (approximately $19,000) respectively. During fiscal 2000 and 1999, there were no extraordinary charges or management fees required to be paid hereunder.

     On March 30, 1999, our wholly owned subsidiary POPstar-BVI entered into an unsecured promissory note with TGI whereby POPstar-BVI agreed to lend TGI the sum of $1,000,000. The said note provided interest terms of eight (8%) percent per annum, compounded annually. The principal and interest are due on either the earlier of a demand by us or on March 30, 2001. Mr. John McDermott and Mr. Thompson Chu, officers of our company, are also officers of TGI. In addition, Mr. McDermott, Mr. Chu and Mr. Yong Kiat Rickie Tang are directors of TGI. The agreement provides that we can offset any amounts owing to TGI against a note receivable (for further details, refer to February 2, 2000 - Set-off Agreement below).

     On July 20, 1999, we acquired all of the outstanding common and preferred stock of POPstar-BVI in a business combination described as a "recapitalization." For accounting purposes, the acquisition has been treated as the acquisition of us by POPstar-BVI. Such shares include the shares owned by our officers and directors.

     On January 1, 2000, our subsidiary, POPstar Communications Canada Corp, entered into a month-to-month lease arrangement for the lease of approximately 4,800 square feet of administrative space located at 107 East 3rd Avenue, Vancouver, British Columbia, Canada to serve as our temporary headquarters at a rental rate of $4,000 per month. This arrangement was revised on April 1, 2000 into a one-year lease for approximately 5,130 square feet of administrative and office space at the same location at a rental rate of CDN$4,489 per month which was prorated to

January 1, 2000. The leased premises are owned by Tradeglobe Consulting Ltd. Mr. McDermott and Mr. Chu, officers and directors of our company, are also officers and directors of Tradeglobe Consulting Ltd. During fiscal 2000, we incurred rental and other fees pursuant to this arrangement of CDN$83,730 (approximately $55,820).

     On January 1, 2000, POPstar-Asia Pacific entered into an oral month-to-month lease for approximately 1,830 square feet of executive office space at Room 405A, 11 Fu Cheng Men Wai Street, Xi Cheng District, Beijing to serve as its representative office in Beijing, at a rental rate of $2,200 per month. This arrangement was formalized on July 1, 2000 with a term for 12 calendar months commencing July 1, 2000 at a monthly rate of $2,200 (exclusive of rates, management, heating and air-conditioning fees). The owner of the office space is Mr. Thompson Chu, the Chairman of the Board. During fiscal 2000, we incurred rental and other fees pursuant to this arrangement of HK$258,518 (approximately $33,229).

     On January 12, 1999, as amended by a supplemental agreement dated March 29, 1999 and an Investor Exchange Agreement dated July 13, 1999, we, through our wholly owned subsidiary, POPstar-BVI, contracted to sell, and Kemayan E.C.
Hybrid Ltd. (a company beneficially owned by Mr. Yong Kiat Rickie Tang, a director of our company) contracted to purchase, 250,000 shares of our "restricted" Common Stock on or before March 31, 2000 at $0.833333 per share for gross proceeds anticipated to be in the amount of $208,333. On February 2, 2000, we entered into a Share Subscription Agreement with netalone.com (BVI) Ltd. for the subscription by netalone.com (BVI) Ltd. of 1,500,000 shares of our restricted common stock at $2.00 per share for gross proceeds of $3,000,000. As further consideration for the Share Subscription Agreement, we granted netalone.com (BVI) Ltd. an option to purchase an additional 1,500,000 shares of restricted common stock at an exercise price of $2.00 per share at any time prior to the date which is 3 months subsequent the date on which our common stock are relisted and/or quoted on the OTCBB. The Share Subscription Agreement was subsequently assigned from netalone.com (BVI) Ltd. to Rich Income International Limited (which later changed its name to innovestor.com Limited) pursuant to an Assignment Agreement dated February 9, 2000. Dr. William Wing Yan Lo, who joined the Board of Directors on February 15, 2000, is the Chairman and Chief Executive Officer of netalone.com Ltd., the parent company of netalone.com
(BVI) Ltd. and innovestor.com Ltd.

     On February 2, 2000, our wholly owned subsidiary, POPstar-BVI, entered into a Set Off Agreement with TGI pursuant to which POPstar-BVI may set off amounts owing to TGI pursuant to provisions of the Licensing Agreement dated January 11, 1999 against any amounts owing by TGI to POPstar-BVI pursuant to provisions of the promissory note owed by TGI to POPstar-BVI dated March 30, 1999. During fiscal 2000, we recorded expenditures of $600,000 (of which $550,000 was offset) in license fees to TGI, being the annual minimum for the twelve-month period ended December 31, 2000. Mr. McDermott and Mr. Chu, officers of our company, are also officers of TGI. In addition, Mr. McDermott, Mr. Chu and Mr. Tang are directors of TGI.

     On February 2, 2000, we entered into a Nominee Directors Agreement with Kemayan E.C. Hybrid Ltd., netalone.com(BVI) Ltd., trustee of the Thompson Chu Family Trust and trustee of the John McDermott Family Trust giving them certain entitlements regarding the appointment of their respective nominees to serve as our directors. Kemayan E.C. Hybrid Ltd. is a company beneficially owned by Mr. Yong Kiat Rickie Tang, a director of our company. Dr. William Lo, a director of our company, is the Chairman and Chief Executive Officer of the parent company of netalone.com (BVI) Ltd. Mr. Thompson Chu, a director of our company, is a beneficiary of the Thompson Chu Family Trust. Mr. John McDermott, a director of our company, is a beneficiary of the John McDermott Family Trust.

     On February 2, 2000, we and POPstar-BVI entered into a Termination Agreement with Kemayan E.C. Hybrid Ltd., Sunfield Industries Limited, Uprising Overseas Limited, Golden Harvest Overseas Limited, trustee of the Thompson Chu Family Trust and trustee of the John McDermott Family Trust pursuant to which certain rights entitled to by Kemayan E.C. Hybrid Ltd., Sunfield Industries Limited, Uprising Overseas Limited and Golden Harvest Overseas Limited were terminated. As preferred shareholders of POPstar-BVI, these shareholders were extended certain rights under the Preferred Share Purchase Agreements including shares ranking pari passu on matters relating to the payment of dividends and the right to vote at all meetings of the members of POPstar-BVI, but not including on the winding up of POPstar-BVI. There was no cash consideration paid to any individual that was a party to the Termination Agreement. Following the Termination Agreement, and assented to by the Board and the major shareholders, was the appointment of two nominee directors, one represented by Kemayan E.C. Hybrid Ltd. and the other represented by netalone.com, if each holder owns or has the right to acquire 5% of our issued and outstanding stock. Kemayan E.C. Hybrid Ltd. is a company beneficially owned by Mr. Yong Kiat Rickie Tang, a director of our company. Mr. Thompson Chu, a director of our company, is a beneficiary of the Thompson Chu Family Trust. Mr. John McDermott, a director of our company, is a beneficiary of the John McDermott Family Trust. netalone.com Limited is a company beneficially owned by Mr. William Wing Yan Lo, a director of our company.


Item 13:  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

        Exhibit
        Number      Description
        ------      -----------

         2.1(1) Acquisition Agreement between POPstar Communications, Inc. and POPstar Global Communications Inc., dated July 13, 1999

         3.1(1)     Articles of Incorporation

         3.2(1) Amended Articles of Incorporation, filed with the Nevada Secretary of State on May 19, 1999

         3.3(1)     Bylaws

        10.1(1) Telecommunications Services Agreement by and between INNOSYS COMMUNICATIONS, INC. and POPstar Global Communications Inc., dated December 18, 1998

        10.2(1)     Licensing   Agreement  between  TGI  Technologies  Ltd.  and
                    POPstar Global Communications Inc., dated January 11, 1999

        10.3(1) Services Agreement by and between TGI Technologies Ltd. and POPstar Global Communications Inc., dated January 11, 1999

        10.4(1) Promissory Note in the amount of U.S. $1,000,000 between TGI Technologies Ltd. and POPstar Global Communications Inc., dated March 30, 1999

        10.5(1)(2)  Employment   agreement   by  and  between   POPstar   Global
                    Communications Inc. and Don Lau, dated July 20, 1999

        10.6(1)(2)  Employment   agreement   by  and  between   POPstar   Global
                    Communications Inc. and John McDermott, dated July 20, 1999

        10.7(1)(2)  Employment   agreement   by  and  between   POPstar   Global
                    Communications Inc. and Thompson Chu, dated July 20, 1999

        10.8(1)(2)  Services  Agreement  by  and  between  TransNexus,  LLC  and
                    POPstar Global Communications Inc., dated August 10, 1999

        10.9(3)     Share   Subscription   Agreement  by  and  between   POPstar
                    Communications, Inc. and netalone.com (BVI) Ltd. dated February 2, 2000

        10.10(3)    Set Off Agreement dated February 2, 2000

        10.11(3)    Nominee Directors Agreement dated February 2, 2000

        10.12(3)    Termination Agreement dated February 2, 2000

        10.13(3)    Assignment Agreement dated February 9, 2000

        10.14(3)    Share   Subscription   Agreement  by  and  between   POPstar
                    Communications, Inc. and Prime Star Asia Limited dated February 11, 2000

        10.15(3)    Share   Subscription   Agreement  by  and  between   POPstar
                    Communications, Inc. and iTELEWAY, Inc. dated February 11, 2000

        10.16(4) Lease agreement dated April 1, 2000 between the registrant and Tradeglobe Consulting Ltd.

        10.17(5) Lease agreement dated May 22, 2000 between the registrant and Pacific Focus Pte. Ltd.

        10.18(5) Lease agreement dated July 1, 2000 between the registrant and Easewell Management Limited

        10.19(5) Lease agreement dated July 1, 2000 between the registrant and Mr. Thompson Chu

        10.20(5) Master Services Agreement dated July 7, 2000 between the registrant and Exodus Communications, Inc.

        Exhibit
        Number      Description
        ------      -----------

        10.21(5) Purchase Agreement for Intellectual Property dated July 31, 2000 between the registrant and Belcarra Messaging Corp.

        10.22(6) TransNexus/POPstar Clearinghouse Service Agreement dated September 20, 2000 between registrant and TransNexus, Inc.

        10.23 Amendment to Licensing Agreement between TGI Technologies Ltd. and POPstar Global Communications Inc., dated August 24, 1999

        10.24       Amendment   to  Services   Agreement   by  and  between  TGI
                    Technologies Ltd. and POPstar Global Communications Inc., dated August 24, 1999

        10.25(7) RSA Security/POPstar Communications Canada Corp OEM Service Provider License Agreement dated September 30, 1999

        10.26(7)    Lease   agreement   dated  December  15,  2000  between  the
                    registrant and Sinpac Investment Pte. Ltd.

-------------------------

     (1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB (File No. 0-27213).

     (2)  Indicates management contract.

     (3) Incorporated by reference by the identically numbered exhibits filed in response pursuant to Item 601 of Regulation S-B of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

     (4) Incorporated by reference to Exhibit 10.1 filed May 15, 2000, on our Form 10-QSB for the quarter ended March 31, 2000.

     (5) Incorporated by reference to exhibits filed August 14, 2000, numbered sequentially Exhibit 10.1 to Exhibit 10.5, on our Form 10-QSB for the quarter ended June 30, 2000.

     (6) Incorporated by reference to Exhibit 10.1 filed November 14, 2000, on our Form 10-QSB for the quarter ended September 30, 2000.

     (7) Filed without exhibits or schedules, which will be furnished to the Securities and Exchange Commission upon written request.


     (b)  Reports on Form 8-K.

     During the twelve-month period ended December 31, 2000, we filed one report on Form 8-K at the request of the Commission. On January 31, 2000, we filed a Current Report on Form 8-K, to file a copy of our audited financial statements as of and for the period from December 17, 1998 (inception date) to December 31, 1998. These financial statements give effect to the reverse acquisition by us of Cherokee Leather, Inc.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2001                         POPSTAR COMMUNICATIONS, INC.


                                       /s/ John McDermott
                                       -----------------------------------------
                                       JOHN MCDERMOTT
                                       President  (Principal Executive Officer)



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26 day of March, 2001.



/s/ Thompson Chu                 Chairman of the Board and
------------------------         Director
Thompson Chu



/s/ John McDermott               President and Director
-----------------------
John McDermott



/s/ Yong Kiat Rickie Tang        Director
-----------------------
Yong Kiat Rickie Tang


/s/ William Wing Yan Lo          Director
-----------------------
William Wing Yan Lo


/s/ Don Lau                      Secretary and Treasurer
-----------------------
Don Lau
(Principal Financial and
Accounting Officer)

                          POPSTAR COMMUNICATIONS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                              Page
Report of Independent Auditors.............................................................   F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999...............................   F-3

Consolidated  Statements of Operations  and Deficit for the Years Ended December
     31, 2000, December 31, 1999 and for the Period from
     Incorporation on December 17, 1998 to December 31, 2000...............................   F-4

Consolidated  Statements  of Cash Flow for the Years Ended  December  31,  2000,
     December 31, 1999 and for the Period from Incorporation on December 17,
     1998 to December 31, 2000.............................................................   F-5

Notes to Consolidated Financial Statements.................................................   F-6


Auditors' Report

To the Shareholders and Board of Directors
POPstar Communications, Inc.

We have audited the consolidated balance sheets of POPstar Communications Inc. (a Development Stage Company) as at December 31, 2000 and 1999 and the consolidated statements of operations and deficit and cash flows for the years ended December 31, 2000 and 1999 and for the period from incorporation on December 17, 1998 to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and the cash flows for the years ended December 31, 2000 and 1999 and for the period from incorporation on December 17, 1998 to December 31, 2000 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered losses from operations and has no established source of significant revenue that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



"KPMG LLP"
KPMG LLP

Chartered Accountants
Vancouver, Canada
March 8, 2001

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Consolidated Balance Sheets
(Expressed in U.S. dollars)


-----------------------------------------------------------------------------------------------------
                                                                   December 31,         December 31,
                                                                           2000                 1999
-----------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                    $   4,430,041        $      23,745
     Interest receivable                                                 77,350                    -
     Goods and services tax recoverable and other                        26,879                    -
     Note receivable from a company with common controlling
       shareholders (note 4)                                            450,000            1,000,000
     Prepaid expenses                                                    34,822                2,739
     ------------------------------------------------------------------------------------------------
     Total current assets                                             5,019,092            1,026,484

     Equipment, net (note 5)                                            264,805               12,124
-----------------------------------------------------------------------------------------------------
Total assets                                                      $   5,283,897        $   1,038,608
-----------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                     $     164,861        $     195,569
     Deferred revenue                                                     1,500                    -
     Payable to companies with common controlling
       shareholders (note 6)                                            139,489              230,227
     ------------------------------------------------------------------------------------------------
     Total current liabilities                                          305,850              425,796

Shareholders' equity:
     Capital stock (note 7):
         Authorized:
           50,000,000 common voting shares, par value
              of $0.001 per share
         Issued and outstanding:
           21,952,000 (December 31, 1999 - 19,447,500)
              common voting shares                                       21,952               11,130
     Additional paid-in capital (note 7)                             10,139,104            2,643,418
     Deficit accumulated in the development stage                    (5,183,009)          (2,041,736)
     ------------------------------------------------------------------------------------------------
     Total shareholders' equity                                       4,978,047              612,812
-----------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $   5,283,897        $   1,038,608
-----------------------------------------------------------------------------------------------------


Operations (note 1)
Going concern (note 2)
Commitments (note 10)

See accompanying notes to consolidated financial statements.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Consolidated Statements of Operations and Deficit
(Expressed in U.S. dollars)


----------------------------------------------------------------------------------------------------------------------
                                                                                                   Period from
                                                                                              incorporation on
                                                              Year                  Year          December 17,
                                                             ended                 ended               1998 to
                                                      December 31,          December 31,          December 31,
                                                              2000                  1999                  2000
----------------------------------------------------------------------------------------------------------------------
Revenues:
     Sales                                             $    43,469           $         -           $    43,469
     Cost of sales                                          (9,535)                    -                (9,535)
     ----------------------------------------------------------------------------------------------------------------------
                                                            33,934                     -                33,934
     Interest income (note 4)                              345,202                61,708               406,910
     ----------------------------------------------------------------------------------------------------------------------
                                                           379,136                61,708               440,844

Expenses:
     Accounting and audit fees                              34,117                20,234                54,351
     Amortization                                           81,946                     -                81,946
     Bank interest and charges                               9,337                 2,575                11,912
     Commission                                              8,333                72,916                81,249
     Directors' fee                                         30,000                     -                30,000
     Foreign exchange loss (gain)                           14,306                 1,086                15,392
     Legal and professional fees                            49,571               296,190               345,761
     License fee                                           103,687                25,000               128,687
     Management fee                                              -                 1,950                 1,950
     Office and general                                    151,765                21,352               173,117
     Rent (note 8(c))                                      152,285                28,576               180,861
     Salaries and wages                                  1,099,984                93,371             1,193,355
     Sales and marketing                                    24,697                33,263                57,960
     Travel and entertainment                              193,430                38,692               232,122
     Technical support                                      16,408                     -                16,408
     Related party transactions:
         License fee (note 8(a))                           600,000               391,074               991,074
         Management fees (note 8(b))                             -               366,578               366,578
         Administrative and office salaries (note 8(b))     57,008                72,352               129,360
         Sales and marketing fees (note 8(b))                    -               100,027               100,027
         Software development (note 8(b))                  881,487               403,438             1,284,925
         Travel and entertainment (note 8(b))                    -               119,744               119,744
     ----------------------------------------------------------------------------------------------------------------------
     Total expenses                                      3,508,361             2,088,418             5,596,779
----------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                 3,129,225             2,026,710             5,155,935

Income taxes                                                12,048                15,026                27,074
----------------------------------------------------------------------------------------------------------------------
Loss for the period                                      3,141,273             2,041,736             5,183,009

Deficit accumulated during the development stage,
   beginning of period                                   2,041,736                     -                     -
----------------------------------------------------------------------------------------------------------------------
Deficit accumulated during the development stage,
   end of period                                       $ 5,183,009           $ 2,041,736           $ 5,183,009
----------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per weighted share (note 3(h))  $      0.14           $      0.14           $      0.28
----------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
   outstanding                                          21,732,294            14,578,843            18,082,458
----------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)


----------------------------------------------------------------------------------------------------------------------
                                                                                                   Period from
                                                                                              incorporation on
                                                              Year                  Year          December 17,
                                                             ended                 ended               1998 to
                                                      December 31,          December 31,          December 31,
                                                              2000                  1999                  2000
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                        $  (3,141,273)         $  (2,041,736)      $   (5,183,009)
     Non-cash items and transactions:
         Common shares issued for software
           technology                                       20,000                      -               20,000
         Amortization                                       81,946                      -               81,946
         License fee obligation settled by reduction
           in note receivable from a company with
           common controlling shareholders                 550,000                      -              550,000
         Net costs deemed to be issued on
           recapitalization                                      -                 (2,517)              (2,517)
         Common shares issued in consideration for
           legal services rendered                               -                 22,500               22,500
     Changes in non-cash operating
       working capital:
         Interest receivable                               (77,350)                     -              (77,350)
         Goods and services tax recoverable and other      (26,879)                     -              (26,879)
         Prepaid expenses                                  (32,083)                (2,739)             (34,822)
         Accounts payable and accrued liabilities          (30,708)               195,569              164,861
         Deferred revenue                                    1,500                      -                1,500
----------------------------------------------------------------------------------------------------------------------
     Total cash flows from operating activities         (2,654,847)            (1,828,923)          (4,483,770)

Cash flows from investing activities:
     Purchase of equipment                                (334,627)               (12,124)            (346,751)
     Note receivable from a company with common
       controlling shareholders                                  -             (1,000,000)          (1,000,000)
----------------------------------------------------------------------------------------------------------------------
     Total cash flows from investing activities           (334,627)            (1,012,124)          (1,346,751)

Cash flows from financing activities:
     Payable to common controlled companies                (90,738)               230,227              139,489
     Issuance of capital stock                           7,486,508              2,634,565           10,121,073
----------------------------------------------------------------------------------------------------------------------
     Total cash flows from financing activities          7,395,770              2,864,792           10,260,562
----------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                    4,406,296                 23,745            4,430,041

Cash and cash equivalents, beginning of period              23,745                      -                    -
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $   4,430,041          $      23,745        $   4,430,041
----------------------------------------------------------------------------------------------------------------------
Supplementary disclosure:
     Non-cash transactions:
         Common shares issued for software
           technology                                $      20,000          $           -        $      20,000
         License fee obligation settled by reduction
           in note receivable from a company with
           common controlling shareholders                 550,000                      -              550,000
         Common shares issued in consideration for
           legal services rendered                               -                 22,500               22,500
     Income taxes paid                                      12,048                 15,026               27,074
     Interest expense paid                                   9,337                  2,575               11,912
----------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


1.   Operations:

     The Company was incorporated on June 19, 1995 under the laws of the State of Nevada as Cherokee Leather, Inc. On May 17, 1999, the Company changed its name to POPstar Communications, Inc. The Company is an IP-messaging solution provider of Internet based facsimile transmission technology and unified messaging technology services. Over the year ended December 31, 2000, the Company has field tested its facsimile transmission technology and is in the process of field testing its unified messaging technology services. The Company is considered a development stage company as it has not generated significant revenue to date from its principal business.

     On July 20, 1999, the Company acquired all the issued and outstanding common and preferred shares of POPstar Global Communications Inc. ("POPstar") in exchange for 12,875,000 common shares of the Company with the management of POPstar managing operations for the combined entity. The common shares of the Company issued in exchange for the shares of POPstar are restricted securities, as defined under the United States Securities Act of 1933, as amended. As the Company had no significant operations to the date of the acquisition, the transaction was accounted for as a capital transaction, whereby POPstar effectively was considered to have issued common shares for consideration equal to the net monetary assets of the Company followed by a recapitalization. Accordingly, these consolidated financial statements reflect the assets, liabilities, revenues and expenses of POPstar for all periods prior to July 20, 1999 consolidated with those of the Company from the date of the recapitalization transaction.

2.   Going Concern:

     The Company's financial statements are prepared using generally accepted accounting principles in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2000, the Company had started to generate revenues from monthly service fees charged in connection with fax mailboxes. Total revenue is relatively insignificant, is not yet sufficient to cover operating costs and it has not generated sufficient cash flows to fund operations nor meet the Company's liabilities as they become due. During the year ended December 31, 2000, the Company issued shares for cash (note 7(a)), continued development of certain licensed software (note 8(a)), and paid cash and issued shares to acquire, on an exclusive, basis, software technology from a third party (note 10(b)). Management anticipates that cash will continue to be available from its shareholders, a company with the common controlling shareholders (note
     4), or from additional security issuances to third parties to fund operating requirements for the next fiscal year. There is no guarantee that the licensed software will generate revenues sufficient to cover its operating costs or that proceeds received from the issuance of shares or other sources will maintain the Company until that time.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


3.   Significant accounting policies:

     (a)  Basis of presentation:

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, POPstar, POPstar Communications Asia Pacific Ltd. ("POPstar Asia"), POPstar Communications Pte. Ltd., POPstar Communications (Europe) Ltd. and POPstar Communications Canada Corp. All intercompany balances and transactions have been eliminated.

          As the Company has not commenced commercial operations at December 31, 2000, for accounting purposes it is considered to be a development stage enterprise.

     (b)  Foreign operations:

          The functional currency of the Company's wholly-owned subsidiaries outside of the United States is the United States dollar. Monetary items of those operations that are originally denominated in foreign currencies are translated into United States dollars at the rate of exchange in effect at the balance sheet date and non-monetary items are translated at historical exchange rates. Revenues and expenses are translated at the rate of exchange in effect on the dates they occur.

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

     (d)  Software development:

          Software development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. The Company assesses whether it has met the relevant criteria for deferral and amortization at each reporting date. No such expenditures have met these criteria during the years ended December 31, 2000 and 1999.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


3.   Significant accounting policies (continued):

     (e)  Income taxes:

          Income taxes are provided for using the asset and liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between the carrying values of assets and liabilities for financial and tax reporting purposes and of tax loss carryforwards based on the enacted tax rates in the expected period of reversal of the difference. The effect of a change in tax rates is recorded in the year that includes the enactment date.

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

     (g)  Cash, cash equivalents and short-term investments:

          The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

     (h)  Loss per share:

          Basic loss per share is computed by dividing loss attributable to the common shareholders by the weighted average number of common shares outstanding during the period. Under the recapitalization accounting described in note 1, the shares issued to the former shareholders of POPstar are considered to have been outstanding for all periods presented proportionate to their date of issuance. Diluted loss per share reflects per share amounts that would have resulted if dilutive securities, such as the common share options, had been converted to common stock at the later of the beginning of the period or their date of issuance.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


3.   Significant accounting policies (continued):

     (h)  Loss per share (continued):

          The losses attributable to the common shareholders for the year ended December 31, 2000 is represented by the net loss of $3,141,273. The weighted average number of common shares outstanding for this year ended December 31, 2000 is calculated as follows:

                                                                                                      Weighted
                                                                                   Number            number of
                                                                                of common            of shares
                                                                            shares issued          outstanding
         -------------------------------------------------------------------------------------------------------
         Shares outstanding, December 31, 1999                                 19,447,500           19,447,500
         Shares cancelled during the period                                    (2,400,000)          (2,307,945)
         Shares issued during the period                                        4,904,500            4,252,739
         Options exercisable at $0.01 per common share                            340,000              340,000
         -------------------------------------------------------------------------------------------------------
                                                                               22,292,000           21,732,294
         -------------------------------------------------------------------------------------------------------

          As at December 31, 2000, there were outstanding options to acquire 1,056,000 common shares of the Company (note 7(b)) of which 340,000 have been included in the per share calculation due to the exercise price being nominal and of which 716,000 are not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

          The losses attributable to the common shareholders for the year ended December 31, 1999 is represented by the net loss of $2,041,736. The weighted average number of common shares outstanding for the year ended December 31, 1999 is calculated as follows:

                                                                                                      Weighted
                                                                                   Number            number of
                                                                                of common            of shares
                                                                            shares issued          outstanding
         ------------------------------------------------------------------------------------------------------
         Shares outstanding, December 31, 1998                                  5,800,000            2,621,918
         Shares issued on recapitalization                                     12,875,000           11,338,425
         Shares issued subsequent to recapitalization                             772,500              151,000
         Options exercisable at $0.01 per common share                            467,500              467,500
         ------------------------------------------------------------------------------------------------------
                                                                               19,915,000           14,578,843
         ------------------------------------------------------------------------------------------------------

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


3.   Significant accounting policies (continued):

     (h)  Loss per share (continued):

          As at December 31, 1999, there were outstanding options to acquire 757,500 common shares of the Company (note 7(b)) of which 467,500 have been included in the per share calculations due to the exercise price being nominal and of which 290,000 options and the subscriptions to issue 1,750,000 common shares of the Company (note 7(c)) are not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

     (i)  Stock based compensation:

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

          Stock based compensation awarded as a result of stock options granted to non-employees are accounted for using the fair value based method of accounting. The fair value is determined using the option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. The compensatory impact is recognized based on fair values as services are provided and the options earned.

          Stock issued in exchange for services rendered have been accounted for based on the estimated fair value of the equity instruments at the date of issuance.

     (j)  Revenue recognition:

          Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; the goods are shipped or services provided, the price is fixed or determinable and collection of the sales proceeds is reasonably assured.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


4.   Note receivable from a company with common controlling shareholders:

     The note receivable from TGI Technologies Ltd. ("TGI") is unsecured and bears interest at 8% per annum. Both TGI and the Company have greater than 50% of their respective voting shares owned by the same group of shareholders. The funds were loaned to TGI on March 30, 1999 from monies received on the issuance of shares of the Company. The principal and any outstanding accrued interest are due on the earlier of demand by the Company or March 30, 2001. During the year, the Company offset payment of $550,000 (1999 - nil) of the principal balance against license fees owing (note 8(a)) and interest income of $48,204 (1999 - $60,703) from TGI.


5.   Equipment:

     Equipment consists of the following:

                                                    2000                 1999
     --------------------------------------------------------------------------
     Furniture and equipment                 $    33,971            $   1,224
     Computer                                    269,405               10,900
     Leasehold improvements                       40,865                    -
     Other equipment                               2,510                    -
     --------------------------------------------------------------------------
                                                 346,751               12,124
     Accumulated amortization                    (81,946)                   -
     --------------------------------------------------------------------------
                                             $   264,805            $  12,124
     --------------------------------------------------------------------------


6.   Payable to companies with common controlling shareholders:

     The  payables  to  companies  with  common  controlling   shareholders  are
     non-interest bearing, unsecured and have no specific terms of repayment.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


7.   Capital stock:

     (a)  Common shares:



                                                               Common stock           Additional
                                                        -----------------------         paid-in
                                                        Shares          Amount           capital          Total
        ---------------------------------------------------------------------------------------------------------
         POPstar Global Communications Inc.:
           Common share issued for cash                              $         -    $         -     $         -
        ---------------------------------------------------------------------------------------------------------
           Balance, December 31, 1998                          -               -              -               -

           Common shares issued for cash at
              $0.000911 per share                     10,500,000           9,565              -           9,565
           Preferred shares issued for cash at
              $0.833333 per share                      2,375,000       1,979,167              -       1,979,167
        ---------------------------------------------------------------------------------------------------------
         Capital stock prior to recapitalization      12,875,000       1,988,732              -       1,988,732

         POPstar Communications, Inc.:
           Balance, January 1, 1998 and
              December 31, 1998                        5,800,000           5,800              -           5,800
           Adjustment on recapitalization:
              Capital stock of POPstar
                Global Communications Inc.
                deemed to have been outstanding
                prior to recapitalization that were
                issued, net of costs                  12,875,000          12,875      1,975,857       1,988,732
              Net costs deemed to be issued on
                recapitalization equaling the deficit
                of POPstar Communications, Inc.                -               -         (8,317)         (8,317)
        ---------------------------------------------------------------------------------------------------------
           Capital stock subsequent to
              recapitalization                        18,675,000          18,675      1,967,540       1,986,215

           Common shares issued for cash at
              $1.00 per share                            125,000             125        124,875         125,000
           Common shares issued in consideration
              for legal services rendered at $1.00
              per share                                   22,500              22         22,478          22,500
           Common shares issued for cash at
              $0.833333 per share                        625,000             625        520,208         520,833
        ---------------------------------------------------------------------------------------------------------
         Balance, December 31, 1999 carryforward      19,447,500     $    19,447    $ 2,635,101     $ 2,654,548
        ---------------------------------------------------------------------------------------------------------

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


7.   Capital stock (continued):

     (a)  Common shares (continued):


                                                               Common stock           Additional
                                                        -----------------------         paid-in
                                                        Shares          Amount           capital          Total
        ---------------------------------------------------------------------------------------------------------
         Balance, December 31, 1999, carried
           forward                                    19,447,500      $   19,447    $  2,635,101    $  2,654,548

         Common shares cancelled for no
           consideration                              (2,400,000)         (2,400)          2,400              -
         Common shares issued for cash at $2.00
           per share                                   3,000,000           3,000       5,997,000       6,000,000
         Common shares issued for cash at
           $0.833333 per share                         1,750,000           1,750       1,456,583       1,458,333
         Common shares issued on exercise of
           options for cash at $0.01 per share           117,500             118           1,057           1,175
         Common shares issued on exercise of
           options for cash at $1.00 per share            27,000              27          26,973          27,000
         Common shares issued for software
           technology at $2.00 per share                  10,000              10          19,990          20,000
----------------------------------------------------------------------------------------------------------------------

         Balance, December 31, 2000                   21,952,000      $   21,952    $10,139,104     $ 10,161,056
----------------------------------------------------------------------------------------------------------------------


     (b)  Options:

          (i)  Stock-based compensation:

               In 1999,  the Company  adopted a stock  option plan (the  "Plan")
               pursuant to which the Company may grant stock options to directors, management, employees and contractors. The Plan authorized grants of options to purchase up to 757,500 shares of authorized but unissued common stock. During the year ended December 31, 2000, the Company's shareholders approved an additional 1,242,500 common shares under the Plan to be eligible to be granted as options. Stock options are granted with an exercise price equal to the stock's market value at the date of the grant. The stock options have various periods to expiry as noted in the tables below.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


7.   Capital stock (continued):

     (b)  Options (continued):

          (i)  Stock-based compensation (continued):

               ------------------------------------------------------------------------------------------------
                                                                                                       Average
                                                                                  Options             exercise
                                                                              outstanding                price
              -------------------------------------------------------------------------------------------------
              Transactions during the period:
                  Balance, December 31, 1998                                            -        $           -
                  Granted                                                         467,500                 0.01
                  Granted                                                         290,000                 1.00
              -------------------------------------------------------------------------------------------------
              Outstanding and exercisable, December 31, 1999                      757,500                 0.39

              Transactions during the period:
                  Granted                                                         611,000                 2.00
                  Exercised                                                      (144,500)                0.19
                  Expired                                                        (168,000)                1.63
              -------------------------------------------------------------------------------------------------
              Outstanding and exercisable, December 31, 2000                    1,056,000            $    1.15
              -------------------------------------------------------------------------------------------------

               The fair value of options granted during 2000 averaged $1.23 per share (1999 - $0.10 per share) calculated by applying the Black Scholes model as discussed below.

               The  following   table   summarizes   options   outstanding   and
               exercisable at December 31, 2000:

                                                 Outstanding
                                  ---------------------------------------
                                                                 Weighted               Number
              Exercise                                     average period            of shares
              prices                  Number          remaining to expiry          exercisable
            -----------------------------------------------------------------------------------
                                                                 (months)
              $0.01                  340,000                           15               90,000

              $1.00                  220,000                           20               70,000

              $2.00                  496,000                           26              100,000
            -----------------------------------------------------------------------------------
                                   1,056,000                                           260,000
            -----------------------------------------------------------------------------------

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


7.   Capital stock (continued):

     (b)  Options (continued):

          (i)  Stock-based compensation (continued):

               The grant date fair value price has been calculated using the Black Scholes option pricing model with the following weighted average assumptions: volatility of 8%, expected dividend yield of 0%, risk-free interest rate of 5% and an expected life of four years (1999 - three years). Total compensation recognized in income for stock-based compensation awards as a result of stock options granted for the year is nil (1999 - nil). Based on these factors, had compensation expense for the Company's stock options been recognized based on a fair value methodology as prescribed by FAS 123, the Company's net loss and loss per share would have been as follows:

              ------------------------------------------------------------------
                                                          2000             1999
              ------------------------------------------------------------------

              Loss for the year                    $ 3,141,273      $ 2,041,736
              Fair value of options granted            144,464           37,700
              ------------------------------------------------------------------
              Pro forma loss for the year          $ 3,285,737      $ 2,079,436
              ------------------------------------------------------------------
              Pro forma loss per share             $      0.15      $      0.14
              ------------------------------------------------------------------

          (ii) Other:

               During the year ended December 31, 2000, the Company granted options to three investors to purchase up to an aggregate of 3,000,000 shares of common stock at an exercise price of $2.00 per share. The options are exercisable by the investors at any time prior to the date which is three months subsequent to the date on which the Company's stocks are relisted for trading on an exchange.

          (iii) Options granted subsequent to year-end:

               Subsequent to December 31, 2000, the Company granted additional options to purchase 362,750 shares of common stock at an exercise price of $2.00 per share.

     (c)  Subscriptions:

          On January 12, 1999, the Company received subscriptions to issue 1,750,000 common shares of the Company at a price of $0.833333 per common share. The transaction closed on March 30, 2000 with cash being received and shares being issued on that date.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


8.   Related party transactions:

     Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

     (a)  On January 11, 1999,  the Company  entered into a Licensing  Agreement with TGI, whereby the Company has been granted the exclusive commercial exploitation rights to certain Internet fax server software (the "Software"). Under this license, the Company has agreed to pay a percentage of the net revenues resulting from the commercial activities of the Software, subject to a specified annual minimum, as follows:

         --------------------------------------------------------------------
         Calendar                            Percentage               Annual
         year                              of net sales              minimum
         --------------------------------------------------------------------
         2000                                        6%         $    600,000
         2001                                        4%              500,000
         2002                                        2%              500,000
         --------------------------------------------------------------------


          The agreement provides that the Company can offset any amounts owing to TGI against the note receivable disclosed in note 4. During the year ended December 31, 2000, the Company offset $550,000 (1999 - nil) against the note receivable. During the year ended December 31, 2000, the Company recorded expenditures of $600,000 in license fees to TGI, being the annual minimum prorated for the year ended December 31, 2000 (1999 - $391,074).

     (b) The Company has also entered into an agreement with TGI, whereby TGI will provide technical assistance, software development, marketing, management and other services, as required. The charge is based on TGI's direct and indirect costs of the services provided plus 15%.

          During the year ended December 31, 2000, the Company incurred service fees, including the 15%, under this agreement totalling $938,495 (1999
          - $1,062,139).

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


8.   Related party transactions (continued):

     (c) During the year ended December 31, 2000, POPstar Asia leased office space for its office in Hong Kong for $2,000 per month from Easewell Management Ltd. pursuant to a leasing arrangement. A director of Easewell Management Ltd. is a director of the Company. The lease expires June 30, 2001.

          During the year ended December 31, 2000, POPstar Asia leased office space for its office in Beijing, The People's Republic of China for $2,200 per month pursuant to a leasing arrangement from a director of the Company. The lease expires June 30, 2001.

          During the year ended December 31, 2000, POPstar Communications Canada Corp. leased office space for its office in Vancouver, Canada for CDN$4,489 per month from Tradeglobe Consulting Ltd. pursuant to a leasing arrangement. Two directors of Tradeglobe Consulting Ltd. are directors of the Company. The lease expires April 30, 2002.


9.   Income taxes:

     There is no provision for income taxes for the years ended December 31, 2000 and 1999, due to the loss and no state income tax in Nevada. Income taxes recorded on the consolidated statements of operations and deficit represents withholding taxes on interest income. The Company's total deferred tax assets as follows:

     ---------------------------------------------------------------------------
                                                       2000               1999
     ---------------------------------------------------------------------------
     Deferred tax asset                         $   545,449         $  306,673
     Valuation allowance                           (545,449)          (306,673)
     ---------------------------------------------------------------------------
     Net deferred tax asset                     $         -         $        -
     ---------------------------------------------------------------------------

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


10.  Commitments:

     (a) On August 10, 1999, the Company entered into a non-exclusive, royalty free Service Agreement with TransNexus, LLC. Under the terms of the Agreement, TransNexus, LLC will provide financial transaction settlement services and billing information to Internet Service Providers using the Company's technology in exchange for a percentage of the billings.

          On September 20, 2000, the Company entered into a new non-exclusive, royalty free Service Agreement with TransNexus, Inc. (formerly TransNexus, LLC). Under the new terms of the Agreement, TransNexus, Inc. will operate the Clearinghouse Services on behalf of the Company as the POPstar Clearinghouse Service's independent, and third party settlement agency. In exchange for providing services, TransNexus earns a 10% share of the originating parties' wholesale calling rate.

     (b) During the year ended December 31, 2000, the Company acquired software technology from Belcarra Messaging Corp. in consideration of $23,000 (Cdn $35,000) in cash and 10,000 shares of common stock of the Company valued at $2.00 per share. If the software technology meets certain predetermined performance benchmarks by January 10, 2001, the Company agreed to issue an additional 10,000 shares of common stock to the seller. These performance benchmarks were not met and therefore the Company has no commitment to issue any additional common stock.

     (c) The Company leases office space under certain operating leases from a third party and related parties (note 8(c)). Future minimum lease payments under these leases are $37,000 for the year ending December 30, 2001 and $12,000 in 2002.

     (d) The Company is committed under a software license agreement to pay support fees of $16,500 (Cdn $25,000) in 2001, 2002 and 2003 for the use of proprietary source code developed by a third party.


11.  Financial instruments:

     The carrying values of cash and cash equivalents, notes receivable from a company with common controlling shareholders, accounts payable and accrued liabilities and payable to companies with common controlling shareholders approximate their fair value due to the relatively short periods to maturity of the instruments.


12.  Segmented information:

     The assets and revenue of the Company have been classified for segmented information purposes based on the location of the Company's operations. In 2000 and 1999, the majority of the assets and revenue were located and earned in Canada.

                                  EXHIBIT INDEX


        Exhibit
        Number      Description
        ------      -----------

         2.1(1) Acquisition Agreement between POPstar Communications, Inc. and POPstar Global Communications Inc., dated July 13, 1999

         3.1(1)     Articles of Incorporation

         3.2(1) Amended Articles of Incorporation, filed with the Nevada Secretary of State on May 19, 1999

         3.3(1)     Bylaws

        10.1(1) Telecommunications Services Agreement by and between INNOSYS COMMUNICATIONS, INC. and POPstar Global Communications Inc., dated December 18, 1998

        10.2(1)     Licensing   Agreement  between  TGI  Technologies  Ltd.  and
                    POPstar Global Communications Inc., dated January 11, 1999

        10.3(1) Services Agreement by and between TGI Technologies Ltd. and POPstar Global Communications Inc., dated January 11, 1999

        10.4(1) Promissory Note in the amount of U.S. $1,000,000 between TGI Technologies Ltd. and POPstar Global Communications Inc., dated March 30, 1999

        10.5(1)(2)  Employment   agreement   by  and  between   POPstar   Global
                    Communications Inc. and Don Lau, dated July 20, 1999

        10.6(1)(2)  Employment   agreement   by  and  between   POPstar   Global
                    Communications Inc. and John McDermott, dated July 20, 1999

        10.7(1)(2)  Employment   agreement   by  and  between   POPstar   Global
                    Communications Inc. and Thompson Chu, dated July 20, 1999

        10.8(1)(2)  Services  Agreement  by  and  between  TransNexus,  LLC  and
                    POPstar Global Communications Inc., dated August 10, 1999

        10.9(3)     Share   Subscription   Agreement  by  and  between   POPstar
                    Communications, Inc. and netalone.com (BVI) Ltd. dated February 2, 2000

        10.10(3)    Set Off Agreement dated February 2, 2000

        10.11(3)    Nominee Directors Agreement dated February 2, 2000

        10.12(3)    Termination Agreement dated February 2, 2000

        10.13(3)    Assignment Agreement dated February 9, 2000

        10.14(3)    Share   Subscription   Agreement  by  and  between   POPstar
                    Communications, Inc. and Prime Star Asia Limited dated February 11, 2000

        10.15(3)    Share   Subscription   Agreement  by  and  between   POPstar
                    Communications, Inc. and iTELEWAY, Inc. dated February 11, 2000

        10.16(4) Lease agreement dated April 1, 2000 between the registrant and Tradeglobe Consulting Ltd.

        10.17(5) Lease agreement dated May 22, 2000 between the registrant and Pacific Focus Pte. Ltd.

        10.18(5) Lease agreement dated July 1, 2000 between the registrant and Easewell Management Limited

        Exhibit
        Number      Description
        ------      -----------

        10.19(5) Lease agreement dated July 1, 2000 between the registrant and Mr. Thompson Chu

        10.20(5) Master Services Agreement dated July 7, 2000 between the registrant and Exodus Communications, Inc.

        10.21(5) Purchase Agreement for Intellectual Property dated July 31, 2000 between the registrant and Belcarra Messaging Corp.

        10.22(6) TransNexus/POPstar Clearinghouse Service Agreement dated September 20, 2000 between registrant and TransNexus, Inc.

        10.23 Amendment to Licensing Agreement between TGI Technologies Ltd. and POPstar Global Communications Inc., dated August 24, 1999

        10.24       Amendment   to  Services   Agreement   by  and  between  TGI
                    Technologies Ltd. and POPstar Global Communications Inc., dated August 24, 1999

        10.25(7) RSA Security/POPstar Communications Canada Corp OEM Service Provider License Agreement dated September 30, 1999

        10.26(7)    Lease   agreement   dated  December  15,  2000  between  the
                    registrant and Sinpac Investment Pte. Ltd.

-------------------------

     (1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB (File No. 0-27213).
     (2)  Indicates management contract.
     (3) Incorporated by reference by the identically numbered exhibits filed in response pursuant to Item 601 of Regulation S-B of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
     (4) Incorporated by reference to Exhibit 10.1 filed May 15, 2000, on our Form 10-QSB for the quarter ended March 31, 2000.
     (5) Incorporated by reference to exhibits filed August 14, 2000, numbered sequentially Exhibit 10.1 to Exhibit 10.5, on our Form 10-QSB for the quarter ended June 30, 2000.
     (6) Incorporated by reference to Exhibit 10.1 filed November 14, 2000, on our Form 10-QSB for the quarter ended September 30, 2000.
     (7) Filed without exhibits or schedules, which will be furnished to the Securities and Exchange Commission upon written request.