Form 10QSB
period 2001-03-31
POPSTAR COMMUNICATIONS INC
filed 2001-05-15
CIK 1093685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 Yes [X] No [ ]

Number of shares of Common Stock of $0.001 par value outstanding of the issuer as of April 30, 2001: 21,952,000

Transitional Small Business Disclosure Format (Check one); Yes [ ]  No [X]

                          POPSTAR COMMUNICATIONS, INC.
                                Table of Contents

                                                                                      Page

PART I.       FINANCIAL INFORMATION .................................................   3

Item 1.       Financial Statements ...................................................  3

              Consolidated Balance Sheets at March 31, 2001 (unaudited) and
              December 31, 2000 (audited) ............................................  3

              Unaudited Consolidated Statements of Operations and Deficit for the
              Three Months ended March 31, 2001 and 2000 .............................  4

              Unaudited Consolidated Statements of Cash Flows for the Three Months
              ended March 31, 2001 and 2000 ..........................................  5

              Notes to Unaudited Consolidated Financial Statements ...................  6

Item  2.      Management's Discussion and Analysis  ..................................  13

PART II.      OTHER INFORMATION ......................................................  21

Item  1.      Legal Proceedings ......................................................  21

Item  2.      Changes in Securities ..................................................  21

Item  3.      Defaults Upon Senior Securities ........................................  21

Item  4.      Submission of Matters to a Vote of Security Holders ....................  21

Item  5.      Other Information ......................................................  21

Item  6.      Exhibits and Reports on Form 8-K .......................................  21

Signature ............................................................................  22


ITEM 1.  FINANCIAL STATEMENTS


POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in United States dollars)



---------------------------------------------------------------------------------------------------
                                                                     March 31,         December 31,
                                                                         2001                 2000
---------------------------------------------------------------------------------------------------
Assets                                                             (unaudited)

Current assets:
   Cash and cash equivalents                                    $  3,617,096         $  4,430,041
   Interest receivable                                                19,922               77,350
   Goods and services tax recoverable and other                       14,874               26,879
   Note receivable from a company with common controlling
     shareholders (note 4)                                           324,999              450,000
   Prepaid expenses                                                   71,666               34,822
---------------------------------------------------------------------------------------------------
   Total current assets                                            4,048,557            5,019,092

Equipment, net                                                       379,369              264,805
---------------------------------------------------------------------------------------------------
Total assets                                                    $  4,427,926         $  5,283,897
---------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                   $    226,877         $    164,861
     Deferred revenue                                                  1,500                1,500
     Payable to companies with common controlling
       shareholders (note 5)                                         264,915              139,489
---------------------------------------------------------------------------------------------------
     Total current liabilities                                       493,292              305,850

Shareholders' equity:
     Capital stock (note 6):
         Authorized:
           50,000,000 common voting shares, par value
              of $0.001 per share
         Issued and outstanding:
           21,952,000 (December 31, 2000 - 21,952,000)
              common voting shares                                    21,952               21,952
     Additional paid-in capital (note 6)                          10,139,104           10,139,104
     Deficit accumulated in the development stage                 (6,226,422)          (5,183,009)
---------------------------------------------------------------------------------------------------
     Total shareholders' equity                                    3,934,634            4,978,047
---------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                      $  4,427,926         $  5,283,897
---------------------------------------------------------------------------------------------------

Operations (note 1)
Going concern (note 2)
Commitment (note 8)

See accompanying notes to consolidated financial statements.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

                                                                                                Period from
                                                                                           incorporation on
                                                          Three months ended                   December 17,
                                                               March 31,                            1998 to
                                                 ------------------------------------             March 31,
                                                        2001                  2000                     2001
------------------------------------------------------------------------------------------------------------
                                                  (unaudited)            (unaudited)          (unaudited)
Revenues:
     Sales                                      $      1,705            $        -           $    45,174
     Cost of sales                                         -                     -                (9,535)
------------------------------------------------------------------------------------------------------------
                                                       1,705                     -                35,639
     Interest income (note 4)                         56,481                59,270               463,391
------------------------------------------------------------------------------------------------------------
                                                      58,186                59,270               499,030
 Expenses:
     Accounting and audit fees                         9,948                 8,147                64,299
     Amortization                                     25,548                 3,765               107,494
     Bank interest and charges                         3,106                 3,463                15,018
     Commission                                            -                     -                81,249
     Directors' fee                                        -                     -                30,000
     Foreign exchange loss (gain)                     17,834                (1,900)               33,226
     Legal and professional fees                      20,452                11,599               366,213
     License fee                                      14,168                     -               142,855
     Management fee                                        -                 6,897                 1,950
     Office and general                               44,453                36,382               217,570
     Rent (note 8(c))                                 39,183                29,844               220,044
     Salaries and wages                              396,785               185,634             1,590,140
     Sales and marketing                               4,565                   459                62,525
     Travel and entertainment                         73,543                35,074               305,665
     Technical support                                20,772                     -                37,180
     Related party transactions:
         License fee (note 8(a))                     125,001               150,000             1,116,705
         Management fees (note 8(b))                       -                     -               366,578
         Administrative and office salaries
          (note 8(b))                                 13,665                 7,643               143,025
         Sales and marketing fees (note 8(b))              -                     -               100,027
         Software development (note 8(b))            292,363               207,900             1,577,288
         Travel and entertainment (note 8(b))              -                     -               119,744
-------------------------------------------------------------------------------------------------------------
     Total expenses                                1,101,386               684,907             6,698,165
-------------------------------------------------------------------------------------------------------------
Loss before income taxes                           1,043,200               625,637             6,199,135

Income taxes                                             213                     -                27,287
-------------------------------------------------------------------------------------------------------------
Loss for the period                                1,043,413               625,637             6,226,422

Deficit accumulated during the development stage,
   beginning of period                             5,183,009             2,041,736                     -
-------------------------------------------------------------------------------------------------------------
Deficit accumulated during the development stage,
   end of period                                $  6,226,422            $2,667,373           $ 6,226,422
-------------------------------------------------------------------------------------------------------------
Basic and diluted loss per weighted share
 (note 3(h))                                    $       0.05            $     0.03           $      0.34
-------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
   outstanding                                    22,292,000            19,630,833            18,542,407
-------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in United States dollars)


                                                                                                    Period from
                                                                                                incorporation on
                                                               Three months ended                   December 17,
                                                                   March 31,                            1998 to
                                                     -----------------------------------               March 31,
                                                          2001                  2000                       2001
-------------------------------------------------------------------------------------------------------------------
                                                        (unaudited)            (unaudited)          (unaudited)
Cash flows from operating activities:
   Loss for the period                               $  (1,043,413)         $    (625,637)       $  (6,226,422)
   Non-cash items and transactions:
     Common shares issued for software technology                -                      -               20,000
     Amortization                                           25,548                  3,765              107,494
     License fee obligation settled by reduction
       in note receivable from a company with
       common controlling shareholders                     125,001                      -              675,001
     Net costs deemed to be incurred on
       recapitalization                                          -                      -               (2,517)
     Common shares issued in consideration for
       legal services rendered                                   -                      -               22,500
   Changes in non-cash operating working capital:
     Interest receivable                                    57,428                      -              (19,922)
     Goods & services tax recoverable & other               12,005                (36,665)             (14,874)
     Prepaid expenses                                      (36,844)               (20,240)             (71,666)
     Accounts payable and accrued liabilities               62,016                 15,236              226,877
     Deferred revenue                                            -                      -                1,500
-------------------------------------------------------------------------------------------------------------------
   Total cash flows from operating
      activities                                          (798,259)              (663,541)          (5,282,029)

  Cash flows from investing activities:
   Purchase of equipment                                  (140,112)               (54,247)            (486,863)
   Note receivable from a company with common
     controlling shareholders                                    -                100,000           (1,000,000)
   Purchase of short-term deposits                               -             (1,300,000)                   -
-------------------------------------------------------------------------------------------------------------------
   Total cash flows from investing activities             (140,112)            (1,254,247)          (1,486,863)

Cash flows from financing activities:
   Payable to common controlled companies                  125,426               (122,220)             264,915
   Issuance of capital stock                                     -              7,458,333           10,121,073
-------------------------------------------------------------------------------------------------------------------
   Total cash flows from financing activities              125,426              7,336,113           10,385,988

 Increase (decrease) in cash and
   cash equivalents                                       (812,945)             5,418,325            3,617,096

 Cash and cash equivalents,
   beginning of period                                   4,430,041                 23,745                    -
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $   3,617,096          $   5,442,070        $   3,617,096
-------------------------------------------------------------------------------------------------------------------
Supplementary disclosure:
   Non-cash transactions:
     Common shares issued for software
       technology                                    $           -          $           -        $      20,000
     License fee obligation settled by reduction
       in note receivable from a company with
       common controlling shareholders                     125,001                      -              675,001
     Common shares issued in consideration for
       legal services rendered                                   -                      -               22,500
     Income taxes paid                                         213                      -               27,287
     Interest expense paid                                   3,106                  2,087               15,018
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three months ended March 31, 2001 (unaudited)
--------------------------------------------------------------------------------


1.   Operations:

     The Company was incorporated on June 19, 1995 under the laws of the State of Nevada as Cherokee Leather, Inc. On May 17, 1999, the Company changed its name to POPstar Communications, Inc. The Company is an IP-messaging solution provider of Internet based facsimile transmission technology and unified messaging technology services. Over the year ended December 31, 2000, the Company field tested its facsimile transmission technology and was in the process of field testing its unified messaging technology services. These activities continued through the three month period ended March 31, 2001. The Company is considered a development stage company as it has not generated significant revenue to date from its principal business.

2.   Going concern:

     The Company's financial statements are prepared using generally accepted accounting principles in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2001, the Company had started to generate revenues from monthly service fees charged in connection with fax mailboxes. However, total revenue generated is not significant, is insufficient to cover operating costs and has not generated sufficient cash flows to fund operations nor meet the Company's liabilities as they become due. Management anticipates that cash will continue to be available from its shareholders, a company with the common controlling shareholders (note 4), or from additional security issuances to third parties to fund operating requirements for the current fiscal year. There is no guarantee that the licensed software will generate revenues sufficient to cover its operating costs or that proceeds received from the issuance of shares or other sources will maintain the Company until that time.

3.   Significant accounting policies:

     (a) Basis of presentation:

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries, POPstar, POPstar Communications Asia Pacific Ltd. ("POPstar Asia"), POPstar Communications Pte. Ltd., POPstar Communications (Europe) Ltd. and POPstar Communications Canada Corp. All intercompany balances and transactions have been eliminated.

     As the Company has not commenced commercial operations at March 31, 2001, for accounting purposes it is considered to be a development stage enterprise for accounting and financial reporting purposes.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three months ended March 31, 2001 (unaudited)
--------------------------------------------------------------------------------


3.   Significant accounting policies (continued):

     (a) Basis of presentation (continued):

     The financial information as at March 31, 2001 and for the three month period ended March 31, 2001 and 2000 is unaudited; however, such financial information reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. These unaudited interim consolidated financial statements have been prepared on a basis consistent with and should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000 included with its annual report on Form 10-KSB.

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

     (c)  Use of estimates:

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

     (d)  Loss per share:

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

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three months ended March 31, 2001 (unaudited)
--------------------------------------------------------------------------------


3.   Significant accounting policies (continued):

     (e) Loss per share (continued):

     The losses attributable to the common shareholders for the three month period ended March 31, 2001 is represented by the net loss of $1,043,413. The weighted average number of common shares outstanding for this period ended March 31, 2001 is calculated as follows:

                                                                               Weighted
                                                                                average
                                                            Number            number of
                                                         of common            of shares
                                                     shares issued          outstanding
----------------------------------------------------------------------------------------------
 Shares outstanding, March 31, 2001                     21,952,000           21,952,000
 Options exercisable at $0.01 per common share             340,000              340,000
----------------------------------------------------------------------------------------------
                                                        22,292,000           22,292,000
----------------------------------------------------------------------------------------------

     As at March 31, 2001, there were outstanding options to acquire 1,387,250 common shares of the Company (note 7(b)) of which 340,000 have been included in the per share calculation due to the exercise price being nominal and of which 1,047,250 are not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the period presented.

4.   Note receivable from a company with common controlling shareholders:

     The note receivable from TGI Technologies Ltd. ("TGI") is unsecured and bears interest at 8% per annum. Both TGI and the Company have greater than 50% of their respective voting shares owned by the same group of shareholders. The funds were loaned to TGI on March 30, 1999 from monies received on the issuance of shares of the Company. The principal and any outstanding accrued interest are due on the earlier of demand by the Company or March 30, 2001. During the period, the Company offset payment of $125,001 of the principal balance against license fees owing (note 8(a)).

5.   Payable to companies with common controlling shareholders:

     The  payables  to  companies  with  common  controlling   shareholders  are
     non-interest bearing, unsecured and have no specific terms of repayment.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three months ended March 31, 2001 (unaudited)
--------------------------------------------------------------------------------


6.   Capital stock:

     (a) Common shares:


                                                          Common stock             Additional
                                                  ----------------------------       paid-in
                                                  Shares          Amount             capital           Total
-------------------------------------------------------------------------------------------------------------
  Balance, December 31, 1999,                 19,447,500        $ 19,447        $  2,635,101      $ 2,654,548

  Common shares cancelled for no
    consideration                             (2,400,000)         (2,400)              2,400                -
  Common shares issued for cash
    at $2.00 per share                         3,000,000           3,000           5,997,000        6,000,000
  Common shares issued for cash
    at $0.833333 per share                     1,750,000           1,750           1,456,583        1,458,333
  Common shares issued on exercise
    of options for cash at $0.01
    per share                                    117,500             118               1,057            1,175
  Common shares issued on exercise
    of options for cash at $1.00
    per share                                     27,000              27              26,973           27,000
  Common shares issued for software
    technology at $2.00 per share                 10,000              10              19,990           20,000
-------------------------------------------------------------------------------------------------------------
  Balance, December 31, 2000 and
    March 31, 2001 (unaudited)                21,952,000        $ 21,952       $  10,139,104      $10,161,056
-------------------------------------------------------------------------------------------------------------

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

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three months ended March 31, 2001 (unaudited)
--------------------------------------------------------------------------------


6.   Capital stock (continued):

     (b)  Options (continued):

          (i)  Stock-based compensation (continued):

--------------------------------------------------------------------------------
                                                                      Average
                                                        Options      exercise
                                                    outstanding         price
--------------------------------------------------------------------------------
      Outstanding, December 31, 2000                  1,056,000          1.15

      Transactions during the period:
          Granted                                       362,750          2.00
          Expired                                       (31,500)         1.76
--------------------------------------------------------------------------------
      Outstanding, March 31, 2001 (unaudited)         1,387,250        $ 1.36
--------------------------------------------------------------------------------


The following table summarizes options outstanding and exercisable at March 31, 2001:
--------------------------------------------------------------------------------
                                      Outstanding
                             --------------------------------
                                                     Weighted
     Exercise                                   average period        Number
      prices                 Number        remaining to expiry    exercisable
--------------------------------------------------------------------------------
                                                      ( months)
      $0.01                 340,000                          12        90,000
      $1.00                 212,500                          17        70,000
      $2.00                 834,750                          25       124,200
--------------------------------------------------------------------------------
                          1,387,250                                   284,200
--------------------------------------------------------------------------------

          (ii) Other:

               During the year ended December 31, 2000, the Company granted options to three investors to purchase up to an aggregate of 3,000,000 shares of common stock at an exercise price of $2.00 per share. The options are exercisable by the investors at any time prior to the date which is three months subsequent to the date on which the Company's stocks are relisted for trading on an exchange. As at March 31, 2001, these options have not been exercised and are still outstanding.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three months ended March 31, 2001 (unaudited)
--------------------------------------------------------------------------------


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

         Calendar                  Percentage                Annual
         year                      of net sales              minimum
--------------------------------------------------------------------------------
         2001                                4%           $ 500,000
         2002                                2%             500,000
--------------------------------------------------------------------------------

         The agreement provides that the Company can offset any amounts owing to TGI against the note receivable disclosed in note 4. During the three month period ended March 31, 2001, the Company offset $125,001 against the note receivable. During the three month period ended March 31, 2001, the Company recorded expenditures of $125,001 in license fees to TGI, being the annual minimum prorated for the three month period ended March 31, 2001.

     (b) The Company has also entered into an agreement with TGI, whereby TGI will provide technical assistance, software development, marketing, management and other services, as required. The charge is based on TGI's direct and indirect costs of the services provided plus 15%.

         During  the three  month  period  ended  March 31,  2001,  the  Company
         incurred  service  fees,   including  the  15%,  under  this  agreement
         totalling $306,028.

POPSTAR COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three months ended March 31, 2001 (unaudited)
--------------------------------------------------------------------------------


7.   Related party transactions (continued):

     (c) During the three month period ended March 31, 2001, POPstar Asia leased office space for its office in Hong Kong for $2,000 per month from Easewell Management Ltd. pursuant to a leasing arrangement. A director of Easewell Management Ltd. is a director of the Company. The lease expires June 30, 2001.

          During the three month period ended March 31, 2001, POPstar Asia leased office space for its office in Beijing, The People's Republic of China for $2,200 per month pursuant to a leasing arrangement from a director of the Company. The lease expires June 30, 2001.

     (d) During the three month period ended March 31, 2001, POPstar Communications Canada Corp. leased office space for its office in Vancouver, Canada for CDN$4,489 per month from Tradeglobe Consulting Ltd. pursuant to a leasing arrangement. Two directors of Tradeglobe Consulting Ltd. are directors of the Company. The lease expires April 30, 2002.

8.   Commitment(s):

     During the year ended December 31, 2000, the Company acquired mail server and transfer agent software technology from Belcarra Messaging Corp. in consideration of $43,000 in a cash and stock consideration transaction. In cash, POPstar paid Cdn $35,000 (approximately $23,000) and the Company issued 10,000 shares of common stock valued at $2.00 per share for a valuation of $20,000. If the software technology met certain predetermined performance benchmarks by January 10, 2001, the Company agreed to issue an additional 10,000 shares of common stock to the seller. These performance benchmarks were not met and therefore the Company has no commitment to issue any additional common stock.

9.   Segmented information:

     The assets and revenue of the Company have been classified for segmented information purposes based on the location of the Company's operations. For the three month period ended March 31, 2001, the majority of the assets and revenue were located and earned in Canada.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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


In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," believe," "estimate," "predict," "potential," " or "continue" or the negative or other variations of these words, or other comparable words or phrases. We, POPstar Communications, Inc., intend that such forward-looking statements be subject to the safe harbors created by these statutes. The forward-looking statements included herein are based on current beliefs and expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions; intense competition, including intensification of price competition and entry of new competitors and products' adverse federal, state and local government regulation; inadequate capital; unexpected costs and operating deficits' increases in general and administrative costs; lower sales and revenues than forecast; loss of customers; technological obsolescence of our products and services, technical problems with our products and services, inability to raise prices; failure to obtain new customers; the possible fluctuation and volatility of our operating results, financial condition and stock price; inability to carry out marketing and sales plans; loss or retirement of key executives; and other specific risks that may be described in this Quarterly Report or in other reports filed by us with the Securities and Exchange Commission. In addition, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Forward-looking statements are based on management's beliefs, expectations and projections on the date they are made. We assume no obligation to update forward-looking statements if management's beliefs, expectations or projections or other circumstances should change. Investors should not place undue reliance on forward-looking statements.


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

     o Email-to-phone: a service allowing a user to send a message from an email account to a telephone;

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

The POPstar network services programs support European and Asian languages, the current marketing strategy focuses on offering services through North American, European and Asian ISPs. We currently offer services through Chunghwa (Taiwan's primary Telco), along with other firms in Singapore (Swiftech), Hong Kong (Cyber Express Communications Limited), China (FibrLink, a ChinaTelecom member company) and elsewhere including the following ISPs: E Payment Network Services Ltd., Cyber House Pvt. Ltd., Linkx Netservices, and Wisebox Telecom Technology.

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

Unless the context otherwise requires, references herein to "we", "us" or "POPstar" refer to POPstar Communications, Inc. and its subsidiaries. Our principal executive offices are located at 107 East 3rd Avenue, Vancouver, B.C., Canada, and our telephone number at that location is (604) 872-6608. Our Web site is located at http://www.pop-star.net. Information contained on our Web site is not part of this Quarterly Report.

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

We currently market our services to ISPs serving the North American, European and Asian markets. We plan to offer the following service options to ISPs:

     o Licensed Packages: POPstar will sell turnkey packages to ISPs and enterprises, which in turn can furnish their own unified messaging services. Our turnkey packages can be used by major service providers and larger organizations.

     o Outsource Service Packages: The ISP can outsource services related to unified messaging to POPstar. POPstar will manage the entire unified messaging system, including hardware, servers, software and leased lines. These services are supported by POPstar-owned "co-located" installations currently in Seattle, WA and London, UK. Other installations are to be placed in strategic cities around the world, for use by Small to Medium Enterprises (SMEs) and larger organizational users; and

     o Revenue-sharing POPstar Network: POPstar partners interchange end-user message and VoIP traffic carriage with other POPstar partner firms in POPstar's global network, using POPstar's clearinghouse and settlement services. Specifically, ISP partners can manage their own servers and join the POPstar Clearinghouse to share revenue and messaging traffic with other POPstar partners;


POPstar offers implementation, consulting and maintenance services to support all POPstar customers and Partners. We expect to derive our revenue from four sources:

1. outsourcing of services, charging registration, recurring and usage-based fees;

2. licensed sales, with income from both initial and software support license fees;

3.   revenue-sharing and clearinghouse services which are primarily usage-based;
     and

4. professional System Integration (SI) services rendered to licensees or revenue sharing (on-premise) partners, to facilitate integration with new or legacy billing, provisioning, commercial or other systems. We believe there is a strong need for these services, in order to expedite timely startup of operations for each site.

Clearinghouse services, which facilitate management of inter-IP traffic handling, and which enable the secure and equitable sharing and distribution of revenues between these partners and POPstar, are fundamental to POPstar's network operations. The clearinghouse technology used by POPstar implements the Open Settlements Protocol, a de-facto standard for inter-carrier telecomm settlements, and was developed by TransNexus, Inc., one of the major contributors to the OSP standard. Until recently, POPstar outsourced the operation of its clearinghouse to TransNexus; starting April 2001, we licensed the object code from TransNexus and began operating our own clearing and settlement services. POPstar's clearinghouse services are available for VoIP and FoIP transactions involving outsourcing, licensee and revenue sharing partners, on a fee-per-transaction basis.

Management  believes that by providing  flexible product and service  offerings,
and  the  corresponding  system  integration  services,   POPstar  will  achieve
significant competitive advantages in the market.


PLAN OF OPERATION

POPstar is in the process of building a worldwide IP messaging network in partnership with ISPs. Beginning with fax over Internet services, we are introducing our services into the North American, Asian Pacific and Western European markets. Over the past year, the focus has been primarily on Internet fax services.

Management estimates that the cash requirements for the fiscal year ended December 31, 2001 will be $4.5 million. POPstar believes that our current cash and short-term investments and revenues from operations will be sufficient to meet our cash requirements until 2002. At December 31, 2000, we had working capital of approximately $4.7 million. POPstar anticipates that we will not be required to raise any additional funding in public or private equity or debt financing in order to meet our cash requirements for the remainder of 2001. However, if our projections concerning cash requirements are not correct, we may require additional financing in 2001. In any case, we will require significant financing early in 2002. Management cannot assure you that we will be successful in securing such financing or that such financing will be available at the times, in the amounts and on terms that we require.

Our financial statements are prepared assuming we will continue as a going concern. We have suffered losses from operations and have no established source of significant revenue. Accordingly, our auditors have qualified their report on our consolidated financial statements as at December 31, 2000 and 1999 and for the period ended December 31, 2000 because of substantial doubts as to our ability to continue as a going concern.

On June 26, 2000, POPstar entered into an agreement with Exodus Communications, Inc. Exodus is a major US backbone carrier and has one of the largest IP networks in the world, with a peak Internet exchange rate of over 10.3 gigabits per second. The Exodus Network is a global backbone with high performance network architecture and industry leading public and private interconnect arrangements. We successfully co-located POPstar's own UcanFax gateway (which enables users who are not associated with any of POPstar's partnering ISPs to utilize POPstar's services) at the Exodus site in Seattle, Washington. By co-locating, we are able to increase network stability and bandwidth availability. In addition, the Exodus site provides the secure 7 x 24 location needed for commercial traffic and the high-speed backbone to carry this traffic.

During the three-month period ended March 31, 2001, the Seattle POPstar site has been upgraded, the firewall has been installed and the site is ready for service. Next, and in order to provide readily available support to the POPstar network in Europe, we have placed servers at the UK Exodus Communications' Internet Data Center located in London, England. The servers were successfully installed and it is anticipated that the UK site will be operational by the end of May 2001. Management's decision to co-locate servers at the UK Exodus site is to better equip POPstar in providing service locally and extend our services globally.

The next phase of POPstar's operations includes the co-location of servers in the Asia Pacific region to offer support locally and to further increase service globally. In this regard, the server equipment for Singapore is ordered for install in May and consideration is being given for a small installation in Hong Kong. It is anticipated that POPstar will co-locate with a Singaporean firm that offers Internet data centers similar to Exodus Communications. All sites will offer unified services when they come on line.

We had a new change of direction in late March 2001 concerning TransNexus. Until recently, POPstar outsourced the operation of our clearinghouse to TransNexus; starting April 2001, we licensed the OSP object code from TransNexus and began operating our own clearing and settlement services. At March 31, 2001 the server was in-house and is currently in test phase. The net outcome is that POPstar will have tighter control over transaction costs using our own clearinghouse services but without the neutrality of the independent third party to settle disputes between POPstar and our partners. In addition, POPstar will also need to handle the banking issues that go along with the provision of prepay type services.

All other development milestones were met as scheduled, the most important of which was the first build of the embedded version of the Enroute software into the Belcarra mail server operating environment. The result takes POPstar one step closer to being able to deliver a "Messaging ASP in a Box". Included in the latest build is the new webmail user interface which provides a single point of access for fax/e-mail messaging.

Research and Development

Management anticipates that research and development expenditures for the fiscal year ending December 31, 2001 will be approximately $1.5 million, of which $292,363 was incurred during the three-month period ended March 31, 2001.

Throughout the year ended December 31, 2000, POPstar focused our efforts on the development of the Enroute software products. The development of the Enroute Version 2.3 software product was completed and released for commercial service at the end of January 2000. During the fourth quarter of 2000, we completed development of Version 2.3.7, which included the fax-to-fax feature, and released it for commercial service in the fourth quarter of 2000.

POPstar's Enroute Version 2.3.7 product takes advantage of our distributed fax server technology to deliver fax traffic across the Internet to users around the globe. The server runs on Solaris UNIX platform, the clients are Web-based and file conversion utilities to convert documents to image (TIFF) format run on NT operating systems. The Enroute Version 2.3.7 product supports both single and double byte characters, making it suitable for use in Asian language markets. Enroute Version 2.3.7 also provides secure compatibility with the IP open settlement protocol standards. The open settlement protocol allows for call clearing and settlement between independent partners.

During 2001, we intend to focus our research and development on the following products:

     o    Version 2.4 of Enroute in the short term

     o    Versions 3.0 and 3.1 of Enroute (UMS) in the long term

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

The development of the Enroute Version 3.0 IP unified messaging product continued throughout 2000. The first prototype of Version 3.0 has been built and we expect beta testing to begin in the second quarter 2001. Enroute Version 3.0 is being developed to run across all platforms and operating systems. Management anticipates this development to include a series of applications to run on UNIX, NT, Linux and other operating systems and platforms without having to make operating system specific changes to the applications. The development targets the carrier and backbone markets and will be designed to scale to meet the needs of the target carriers. The cross-platform development is supported by an in-house developed library of universal messaging objects (UMO) written in C++ computing language. The UMO is being developed to allow us to adapt quickly to the rapid changes taking place in the rapidly growing Internet market. The UMO is designed to allow all applications to be written just once for UNIX, NT and Linux compatibility.

The first major release of the new series will be Version 3.1, which is scheduled for the third or fourth quarter 2001. POPstar anticipates this release will provide commercial grade unified messaging services to public switch telephone network and desktop users. The Version 3.1 product will take advantage of the outgoing services provided through the Enroute Version 2.4 product. In addition, we anticipate that the Belcarra server capacity will be increased to scale from tens of thousands of users to a million-plus users.

Capital Expenditures

Management expects the capital purchases scheduled for the fiscal year ending December 31, 2001 to be approximately $350,000, split between hardware and software at $250,000 and office furniture and equipment at $100,000. The hardware is needed primarily to support POPstar's own gateways in Los Angeles, Seattle, London,

Singapore and Vancouver and secondarily to help develop a market presence in other countries. As of March 31, 2001, we have incurred $140,112 of capital purchases.


Employees

We intend to staff our global offices in the UK, Canada, US, Hong Kong, China, Singapore and Australia. As of April 30, 2001, we had 51 workers employed either part-time, full-time or as independent contractors. Of the 51 workers, 30 are located in North America, 6 at our U.K. office, 3 at our Singapore facility, 2 at our Hong Kong facility, 7 at our facility in Beijing, the People's Republic of China, 2 at our facility in Shanghai, the People's Republic of China and 1 at our field office in Australia. Of the 30 workers in North America, 11 are administrative and management, 10 are technical support and 9 are in sales and marketing. The workers at our U.K. office include 2 administrative and management personnel, 2 technical support workers and 2 sales and marketing personnel. Of the 3 workers at our Singapore facility, 1 handles administration, 1 is in sales and marketing and 1 is in technical support. Of the 2 workers at our Hong Kong office, 1 is in technical support and the other handles administration. Of the 7 workers at the Beijing facility, 2 are administrative and management, 1 handles sales and marketing, and 4 are technical support. Of the 2 workers in Shanghai, 1 is administrative and 1 manages sales. The person working at the field office in Australia manages technical support for the Asia Pacific region including Australia and New Zealand.

In addition, pursuant to a services agreement dated January 11, 1999 and subsequently amended on August 24, 1999, entered into between POPstar Global Communications Inc. (POPstar-BVI) and TGI Technologies Ltd., TGI Technologies
Ltd. provides POPstar-BVI with technical assistance, software development, marketing, management and other services, as required. Through this services agreement, we have indirect access to the pool of approximately 22 programming and technical staff of TGI Technologies Ltd.

During the three month period ended March 31, 2001, we hired personnel in the following areas:

Administration: In January, a part-time worker was hired to handle clerical support for the Hong Kong office. At the beginning of March, POPstar hired a Senior Vice President, Corporate Development to develop and oversee the introduction of POPstar to the investment community. Also, at the beginning of March, a clerical support worker was hired for the Beijing office to support sales and the anticipated growth expected in northern China (see Sales & Marketing below).

Sales and Marketing: In early February, a Business Development Manager was hired for the Beijing office to increase POPstar's reach within that target area. We hired 3 new sales staff to work from the Vancouver office at the end of March. In mid-April, we hired 1 new marketing communications manager for the Vancouver office. Management expects to hire additional personnel in customer sales and support positions to provide services on a 7 days a week, 24 hours a day basis.

Operations: In February, a System Administrator was hired in Vancouver to replace the existing worker who moved into the position of Director-Technical Operations. The worker who previously held the position of Director-Technical Operations relocated in March 2001 to POPstar's new field office in Australia. The newly appointed position is General Manager - Asia Pacific including Australia and New Zealand and includes the overall management of the Asia Pacific region. Also, in February, we hired a systems engineer to handle operations support for the UK office.

Included in the total of 51 workers are 4 additional support personnel engaged on a contract basis in our UK (London) office - 1 contract worker provides technical support, 2 contract workers provide sales & marketing support and 1 contract worker provides clerical support in accounting and administration.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Revenue

Sales: Sales for the three-month period ended March 31, 2001 were $1,705, compared to no sales for the three-month period ended March 31, 2000. Sales for the three-month period ended March 31, 2001 resulted from sales of product and services, including services rendered ($1,000) and monthly fees generated from fax mailbox users ($705).

Cost of Sales: For the three-month period ended March 31, 2001, there were no direct costs of sales associated with the services provided by us to our customers. For the period ended March 31, 2000, there were no sales or cost of sales.

Interest Income: Interest income for the three month period ended March 31, 2001 was $56,481, compared to $59,270 for the three-month period ended March 31, 2000
- a 5% decrease. The interest income received for the three-month period ended March 31, 2001 was interest earned on bank and term deposits ($55,627) and interest on a note receivable from a company with common controlling shareholders, TGI Technologies Ltd. ($854). In comparison, the interest received for the three-month period ended March 31, 2000 included interest on a note receivable from TGI ($17,860) and interest earned on bank deposits ($41,410).

Operating Expenses

License  Fee:  The  license  fee  paid  to  TGI  for  the  exclusive  commercial exploitation rights to certain Internet fax server software during the three-month periods ended March 31, 2001 and 2000 was $125,001 and $150,000, respectively. The 20% decrease during the three-month period ended March 31, 2001 was due to a decrease in the minimum annual license fee paid to TGI. The minimum annual license fee for 2001 and 2000 was $500,000 and $600,000, respectively. For each year, the license fee was prorated over a twelve-month period.

In addition, a license fee of $14,168 was paid for the rights related to certain software in the quarter ended March 31, 2001, compared to nil during the same period in 2000.

Research & Development: Research and development is provided by an affiliated company, TGI, under agreement and consists primarily of technical assistance, software development, and other related services, as required. The charge is based on TGI's direct and indirect costs of the services provided plus 15%.

Research & development costs for the three-month period ended March 31, 2001 amounted to $292,363, compared with $207,900 for the three-month period ended March 31, 2000. The rise of 29% was primarily due to increased software development expenditures.

General and Administrative: Our general and administrative costs consist primarily of personnel costs, accounting & audit fees, professional and legal costs, travel & entertainment, sales & marketing, technical support and lease of office space. Total general and administrative costs were $549,746 and $277,295 for the three-month periods ended March 31, 2001 and 2000, respectively, representing an increase of 50%.

The rise in general and administrative costs was primarily related to an increase in personnel costs resulting from POPstar's growth and expansion worldwide. We anticipate that general and administrative costs will continue to grow in the foreseeable future as we implement a market growth strategy.

Liquidity

At December 31, 2000, our cash and short term investments were $4,430,041, and we had accounts receivable of $104,229, a note receivable in the amount of $450,000 and prepaid expenses of $34,822. Our working capital at December 31, 2000 was $4,978,047. At March 31, 2001, our cash and cash equivalents amounted to $3,617,096, and we had interest and goods & services tax (GST) receivable of $34,796, a note receivable in the amount of $324,999 and prepaid expenses of $71,666. Our working capital position at March 31, 2001 was $3,555,265. During the three-month period ended March 31, 2001, we incurred an additional deficit of $1,043,413 in developing our services and purchased $140,112 of equipment.

POPstar's working capital position, less known commitments (comprising primarily personnel costs, professional & legal fees, licensing fees and software development expenses) as of March 31, 2001, is expected to be adequate to fund our on-going operations during the 2001 fiscal year. Accordingly, we do not anticipate the need to raise additional funds to meet our working capital needs during 2001. However, if our projections concerning our cash requirements are not correct, we may require additional financing in 2001. If we do not begin to generate material revenues, liquidity will be reduced as amounts are expended for continuing research and development, expansion of sales and marketing activities and development of our administrative functions. Our liquidity will also be reduced as amounts are used for purchases of capital assets. In addition, we continue to incur operating losses and will continue to need additional working capital to fund our operations, research and development, and marketing efforts for the 2001 fiscal year. As a result, we will be required to raise additional capital to finance our operations for the 2002 fiscal year and beyond. We intend to raise such additional funding through the sale of equity or convertible debt securities. We may not be able to raise additional capital on acceptable terms, if at all, when needed. If we are able to raise capital, it may not be available on terms commercially favorable to us. The sale of equity or convertible debt securities may result in dilution to our stockholders.

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


Material Obligations

On January 11, 1999, POPstar-BVI entered into a licensing agreement with TGI under which POPstar-BVI is obliged to pay TGI, until the fourth quarter, 2002, a portion of all net sales generated from the use of TGI's software. For the year 2001, POPstar-BVI is obliged to pay TGI 4% of net sales or a minimum of $500,000. For the year 2002, POPstar-BVI is obliged to pay TGI 2% of net sales or a minimum of $500,000. POPstar-BVI is not obliged to pay any additional licensing fees following the end of the year 2002. The agreement provides that any amounts outstanding for more than 30 days shall be subject to interest at the rate of 1% per month (or an aggregate of 12% per annum). At present, we expect to make the minimum royalty payment of $500,000 to TGI for the year 2001.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of our business. We are not currently involved in any such litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES

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

As of December 31, 2000, there were outstanding options to acquire 1,056,000 shares of our common stock. During the three-month period ended March 31, 2001, we granted options to acquire 362,750 shares to 22 employees with exercise prices of $2.00 per share and a total of 31,500 options expired or were cancelled as employees left our company before the options were vested. As of April 30, 2001, there were outstanding options to acquire 1,387,250 shares of our common stock.

All of our employees are non-U.S. persons and all options were granted to our employees in reliance upon an exemption from registration available under Regulation S and Section 4(2) under the Securities Act of 1933, as amended. No offers and sales were made in the United States.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the three months ended March 31, 2001.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

         None

(B)  REPORTS ON FROM 8-K

          We did not file any Reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 POPSTAR COMMUNICATIONS, INC.


                                 /s/ John McDermott
                                 --------------------------------
                                 John McDermott
                                 President



                                 /s/ Don Lau
                                 --------------------------------
                                 Don Lau
                                 Secretary and Treasurer (Principal
                                 financial and accounting officer)




Dated:  May 14, 2001